Form 10-Q
period 1995-04-02
SCANFORMS INC
filed 1995-05-08
CIK 87097

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---
        EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 1995

                                      or

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                        Commission file number  0-6004
                                                ------

                               Scanforms, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              23-1704876
- - --------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    181 Rittenhouse Circle
    Keystone Park, Bristol, Pa.                                      19007
- - -----------------------------------------                          -----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:
                                (215) 785-0101
                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X      No _____
                                      -----

At May 8, 1995, 3,536,315 shares of common stock, $0.01 par value, were outstanding.

PART I  FINANCIAL INFORMATION
        ---------------------

   Item 1.  Financial Statements.
            ---------------------

                                SCANFORMS, INC.

                                 BALANCE SHEET

                                                April 2       October 2
                                                  1995           1994
                                              -----------    -----------
                                               Unaudited
                                              -----------
A S S E T S
- - -----------

Current assets:

  Cash                                        $ 2,104,466    $ 3,522,546
  Accounts receivable, net of allowance
    for doubtful accounts of
    $420,004 - April 2, 1995 and
    $390,000 - October 2, 1994                  3,707,196      3,819,234
  Inventories - (Note 2)                        1,205,610        834,297
  Other current assets                            503,400        250,100
  Deferred income taxes                           268,804        268,138
                                              -----------    -----------

  Total current assets                          7,789,476      8,694,315
                                              -----------    -----------

Property, plant and equipment at cost
  net of accumulated depreciation of
  $11,268,412 - April 2, 1995 and
  $10,737,020 - October 2, 1994                 7,851,768      7,568,548
                                              -----------    -----------

Other assets                                      287,524         71,522
                                              -----------    -----------

Total assets                                  $15,928,768    $16,334,385
                                              ===========    ===========



See accompanying notes to financial statements.

                                SCANFORMS, INC.

                                 BALANCE SHEET

                                               April 2         October 2
                                                 1995            1994
                                            ------------     ------------
                                              Unaudited
                                            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:

  Current maturities of long-term debt      $ 1,231,644      $ 1,492,524
  Accounts payable                            1,784,286        1,476,507
  Customer advances                           2,230,969        4,109,152
  Other current liabilities                     645,881          429,609
  Income taxes payable                          282,354          561,143
                                            ------------     ------------

  Total current liabilities                   6,175,134        8,068,935
                                            ------------     ------------

Long-term debt, net of current
  maturities shown above                      3,786,219        3,152,091
                                            ------------     ------------

Deferred income taxes                         1,047,813        1,128,807
                                            ------------     ------------

Stockholders' equity:
  Preferred stock, $1 par value,
    500,000 shares authorized;
    none issued
  Common stock, $0.01 par value,
    6,000,000 shares authorized;
    3,663,460 shares issued and
    outstanding                                  36,735           36,635
  Capital in excess of par value              1,512,371        1,509,471
  Retained earnings                           3,908,496        2,978,287
  Note receivable from stockholder             (409,822)        (411,663)
  Treasury stock                               (128,178)        (128,178)
                                            ------------     ------------

  Stockholders' equity                        4,919,602        3,984,552

Total liabilities and stockholders'
  equity                                    $15,928,768      $16,334,385
                                            ============     ============


See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                            Twenty Six       Weeks Ended          Thirteen        Weeks Ended
                              April 2           April 3            April 2            April 3
                                1995              1994              1995               1994
                            -----------       -----------        ----------         ----------
Net sales                   $13,498,055       $11,979,896        $6,039,953         $5,487,256
Cost of sales                 9,670,393         8,689,151         4,550,361          4,035,418
                            -----------       -----------        ----------         ----------

Gross profit                  3,827,662         3,290,745         1,489,592          1,451,838
Operating expense             2,058,927         1,918,661           972,559            981,039
                            -----------       -----------        ----------         ----------
Income from
  operations                  1,768,735         1,372,084           517,033            470,799
Other expenses:
  Interest cost                 198,329           227,827           110,963            115,053
                            -----------       -----------        ----------         ----------

Income before income
  taxes and cumulative
  effect adjustment           1,570,406         1,144,257           406,070            355,746
Income taxes                    640,197           399,340           163,999            100,191
                            -----------       -----------        ----------         ----------

Income before effect
  of a change in tax
  accounting method             930,209           744,917           242,071            255,555
Cumulative effect
  on prior years of
  tax accounting
  method                           -              260,686              -                  -
                            -----------       -----------        ----------         ----------
Net income                      930,209           484,231           242,071            255,555

Retained earnings-
  beginning                   2,978,287         1,814,766         3,666,427          2,043,442
                            -----------       -----------        ----------         ----------

Retained earnings-
  ending                    $ 3,908,496       $ 2,298,997        $3,908,496         $2,298,997
                            ===========       ===========        ==========         ==========
Weighted average number
  of common shares
  outstanding                 3,632,845         3,615,390         3,632,845          3,615,390
                            ===========       ===========        ==========         ==========

Earnings per common
  share before cumulative
  effect                      $   0.25          $   0.20          $   0.07          $    0.07
  Cumulative accounting
    change                         -               (0.07)              -                  -
                              ---------         ---------         ---------         ----------
 Net earnings per
     common share             $   0.25          $   0.13          $   0.07          $    0.07
                              =========         =========         =========         ==========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.

                            STATEMENT OF CASH FLOWS

                                               Twenty Six         Weeks Ended
                                                April 2              April 3
                                                  1995                 1994
                                             ------------         ------------
Cash flows from operating activities:
  Cash received from customers               $ 11,815,230         $ 11,504,062
  Cash paid to suppliers and employees        (11,728,383)         (10,007,153)
  Interest received                                84,960               17,155
  Interest paid                                  (284,252)            (345,943)
  Income taxes paid                             (869,111)             (291,679)
                                             ------------         -------------

  Net cash (used in) operating
    activities                                  (981,556)              876,442
                                             ------------         -------------

Cash flows from investing activities:
  Proceeds from sale of equipment                   -                       30
  Purchases of plant and equipment              (814,612)              (92,029)
  Payment of note from stockholder                 1,841                   984
                                             ------------         -------------

  Net cash (used in) investing
    activities                                  (812,771)              (91,015)
                                             ------------         -------------

Cash flows from financing activities:
  Issuance of common shares
    of capital stock                                 100                 5,000
  Paid in surplus on issuance of
    common shares of capital stock                 2,900               120,000
  Proceeds from long-term debt                 1,350,737               319,004
  Repayment of subordinated debt                    -                 (793,500)
  Repayment of long-term debt                   (965,934)             (539,315)
  Principle payments under capital
    lease obligations                            (11,556)              (47,976)
                                             ------------         -------------

  Net cash from (used in) financing
    activities                                   376,247              (936,787)
                                             ------------         -------------

Net (decrease) in cash                        (1,418,080)             (151,360)

Cash:
  Beginning                                    3,522,546               830,246
                                             ------------         -------------

  Ending                                     $ 2,104,466          $    678,886
                                             ============         =============



See accompanying notes to financial statements.

                                                                     Unaudited
                                                                     ---------
                                SCANFORMS, INC.

                            STATEMENT OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Flows From
                             Operating Activities

                                               Twenty Six      Weeks Ended
                                                April 2           April 3
                                                  1995              1994
                                             -----------        -----------
Net Income                                   $   930,210        $   484,231

Adjustments to reconcile net income
  to net cash (used in) operating
  activities:
    Depreciation and amortization                531,392            465,614
    Loss on disposal of fixed assets                  -               8,381
    Deferred finance charges                      11,894             11,950
    Interest income stockholder                                      (4,957)
    Increase in allowance for doubtful
     accounts                                     30,004             30,004

    Decrease(Increase) in assets:
      Accounts receivable                         82,034              8,826
      Inventories                               (371,313)           177,261
      Other current assets                      (253,300)          (163,311)
      Deferred income taxes                         (666)              -
      Other assets                              (227,896)           (81,375)

    Increase(decrease) in liabilities:
      Accounts payable                           307,779            195,276
      Customer advances                       (1,878,183)          (528,996)
      Other current liabilities                   84,738            (94,810)
      Income taxes payable                      (147,255)            69,121
      Deferred income taxes                      (80,994)           299,227
                                             ------------       ------------
Net cash from(used in) operating
  activities                                 $  (981,556)       $   876,442
                                             ============       ============


      Schedule of Noncash Investing and Financial Activities

Notes receivable from stockholders           $     1,841        $     3,973




See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:
- - -------------------------------

Accounting Period:
     The registrant employs a fifty-two, fifty-three week year for financial accounting purposes. Accordingly, these quarterly financial statements are for the thirteen week and twenty six week period ended April 2, 1995 and April 3, 1994. The fiscal year ending October 1, 1995 will consist of fifty-two weeks.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and twenty six weeks ended April 2, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 2, 1994.




Note 2 - Inventories:
- - ---------------------

Inventories consisted of the following:

                                            April 2      October 2
                                             1995          1994
                                          ----------    ----------
              Raw materials               $  987,083    $  464,377
              Work in process                218,527       369,920
                                          ----------    ----------
                                          $1,205,610    $  834,297
                                          ==========    ==========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

RESULTS OF OPERATIONS:  TWENTY SIX WEEKS ENDED APRIL 2, 1995 VS. TWENTY SIX
  WEEKS ENDED APRIL 3, 1994

     The Company's net sales increased from $11,979,896 during the twenty six weeks ended April 3, 1994 to $13,498,055 during the twenty six weeks ended April 2, 1995, a 12.7% increase, principally reflecting an expansion of the customer base. Gross profit increased by 16.3% from $3,290,745 to $3,827,662. The increase in gross profit was primarily the result of increased sales volume and an improved product mix, net of a retro-active workmen's compensation insurance premium assessment.
     Operating expense was $2,058,927 and $1,918,661 for the twenty six weeks of fiscal 1995 and fiscal 1994, respectively. The increase of 7.3% was due to various factors including increased compensation expense, the payment of performance bonuses, consulting fees, additional employees and trade shows. Interest cost decreased from $227,827 to $198,329 during the twenty six weeks of fiscal 1995 as compared to the same period in fiscal 1994. The 14.9% decrease was due to the retirement of fixed debt.
     The Company adopted FASB Statement 109 in the first 13 weeks of fiscal 1994. The cumulative effect of the change in the method of accounting for income taxes resulting from the Company's adoption of FASB Statement 109 was to decrease net income during the first thirteen weeks of fiscal 1994 by $260,686, or $0.07 per share. The $260,686 decrease constitutes a non-cash item and was a one time charge to equity.

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED APRIL 2, 1995 VS. THIRTEEN WEEKS ENDED APRIL 3, 1994

     The Company's net sales increased from $5,487,256 during the thirteen weeks ended April 3, 1994 to $6,039,953 during the thirteen weeks ended April 2, 1995, a 10.1% increase, principally reflecting an expansion of the customer base. Gross profit increased by 2.6% from $1,451,838 to $1,489,592. The disparity in gross profit percentage increase compared to net sales was the result of the product mix.
     Operating expense was $972,559 and $981,039 for the thirteen weeks of fiscal 1995 and fiscal 1994, respectively. The operating expense held relatively constant.
     Interest cost decreased from $115,053 to $110,963 during the thirteen weeks of fiscal 1995 as compared to the same period in fiscal 1994. The 3.6% decrease was due to the retirement of fixed debt.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         -------------------------------------------------


GENERAL:
     Competition in the direct mail industry continues to be strong, and some pricing remains depressed. More pressure has been put on the margins due to increases in paper prices. As disclosed under "Liquidity and Capital Resources," the Company has purchased additional production equipment in order to service its expanded customer base and resulting increased volume.


LIQUIDITY AND CAPITAL RESOURCES:
     The Company's working capital increased to $1,614,342 as of April 2, 1995, an increase of $988,962 or 158.1% from $625,380 on October 2, 1994. The increase resulted from the increase in net income for the twenty six week period.
     Equipment purchased during October 1994, in the amount of $795,114, is being financed with five year term loans in the amount of $794,310. A new water system for one of the Goebel presses has been purchased in the amount of $209,999. This system is being financed over three years along with the remainder of a note due on the Goebel press in the amount of $346,428. The new note is in the amount of $556,427.
     Certain other significant balance sheet changes during the 26 weeks ended April 2, 1995 included decreases in customer advances of $1,878,183, and in accounts receivable of $82,034, increases in inventories of $371,313 and in accounts payable of $307,779. The reduction in customer advances resulted from the utilization of customer deposits to cover postage costs as the Company delivered direct mail materials to the post office for shipment. The increase in inventories is the result of the build up of paper inventory in anticipation of paper price increases and spot shortages. The increase in the accounts payable reflects the timing of vendors invoices as a result of purchases relating to the second quarter production.
     During the thirteen weeks ended April 2, 1995, the Company placed $323,789 in orders for production equipment. The Company intends to obtain term financing for the equipment.
     During the first twenty-six weeks of 1995, the Company did not utilize its working capital line of credit with its principal lending bank. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit ($1,634,639 as of April 2, 1995) will enable the Company to meet its currently anticipated operating requirements at the levels resulting from the acquisition of equipment described above.

PART II  OTHER INFORMATION
- - -------  -----------------

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The Company's Annual Meeting of Stockholders was held on February 28, 1995. At the meeting, the Stockholders voted on the following matter:

     Election of Directors - The Stockholders cast 2,882,344 shares for, and withheld authority to cast 98,875 votes for, the election of Sebastian A. Carcioppollo. The Stockholders cast 2,882,344 votes for, and withheld authority to cast 5,600 votes for, the election of Joel R. Jacks. The Stockholders cast 2,882,344 votes for, and withheld authority to cast 3,700 votes for, the election of Robert A. Samans.


Item 5: OTHER INFORMATION

     The Company, on March 2, 1995, issued a press release announcing that it had received two merger proposals which its Board of Directors intended to evaluate along with any other proposals that may be forthcoming. Each of the proposals was contingent upon Robert A. Samans, the Company's Chief Executive Officer, remaining with the Company under terms satisfactory to him. The release stated that the Board of Directors has not determined whether it will recommend any transaction and that it may determine that the most desirable course of action for the Company would be to remain independent. An independent Board committee was formed to assist in these matters and the firm of Janney, Montgomery, Scott, Inc. was retained for financial advisory purposes. Discussions concerning the proposal, and related issues, from one party have reached an impasse and no offer has been received from the other. The independent Board committee is expected to continue in effect for a period so as to be able to consider any added proposals that may be developed by its financial advisory firm.


Item 6: EXHIBITS AND REPORTS ON FORM 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCANFORMS, INC.



DATE: May 8, 1995



                                /s/ Robert A. Samans
                                ---------------------------
                                Robert A. Samans, President



                                /s/ William P. Carey
                                ---------------------------
                                William P. Carey, Treasurer
                                   (Principle Financial and
                                    Accounting Officer)