Form 10-Q
period 1995-07-02
SCANFORMS INC
filed 1995-08-11
CIK 87097

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ---
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 1995

                                       or

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                        Commission file number  0-6004
                                                ------

                                Scanforms, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              23-1704876
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     181 Rittenhouse Circle
     Keystone Park, Bristol, Pa.                                    19007
- -----------------------------------------                        ----------
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
                                      -----


At August 11,1995, 3,546,648 shares of common stock, $0.01 par value, were outstanding.

PART I  FINANCIAL INFORMATION
- ------  ---------------------

Item 1:  Financial Statements.
         ---------------------

                                SCANFORMS, INC.

                                 BALANCE SHEET

                                             July 2      October 2
                                              1995         1994
                                           -----------  -----------
                                            Unaudited
                                           -----------
A S S E T S
- -----------

Current assets:

  Cash                                      $3,272,024   $3,522,546
  Current portion of note receivable             7,601         -
  Accounts receivable, net of allowance
    for doubtful accounts of
    $435,006 - July 2, 1995 and
    $390,000 - October 2, 1994               3,044,857    3,819,234
  Inventories - (Note 2)                     1,470,223      834,297
  Other current assets                         349,361      250,100
  Deferred income taxes                        269,137      268,138
                                            ----------   ----------

  Total current assets                       8,413,203    8,694,315
                                            ----------   ----------


Property, plant and equipment at cost
  net of accumulated depreciation of
  $11,550,104 - July 2, 1995 and
  $10,737,020 - October 2, 1994              7,900,382    7,568,548
                                            ----------   ----------
Note receivable, net of current portion         13,899         -
                                            ----------   ----------

Other assets                                   109,381       71,522
                                            ----------   ----------


Total assets                               $16,436,865  $16,334,385
                                           ===========  ===========

See accompanying notes to financial statements.

                                SCANFORMS, INC.

                                 BALANCE SHEET

                                            July 2     October 2
                                             1995         1994
                                        ------------  ------------
                                          Unaudited
                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:

  Current maturities of long-term debt  $   925,974   $ 1,492,524
  Accounts payable                        1,351,555     1,476,507
  Customer advances                       3,349,349     4,109,152
  Other current liabilities                 574,932       561,143
  Income taxes payable                      150,533       429,609
                                        ------------  ------------

  Total current liabilities               6,352,343     8,068,935
                                        ------------  ------------


Long-term debt, net of current
  maturities shown above                  3,959,231     3,152,091
                                        ------------  ------------

Deferred income taxes                     1,016,402     1,128,807
                                        ------------  ------------


Stockholders' equity:
  Preferred stock, $1 par value,
    500,000 shares authorized;
    none issued
  Common stock, $0.01 par value,
    6,000,000 shares authorized;
    3,546,648 shares issued and
    outstanding (Note 3)                     35,467        36,635
  Capital in excess of par value          1,388,462     1,509,471
  Retained earnings (Note 3)              4,093,862     2,978,287
  Note receivable from stockholder         (408,902)     (411,663)
  Treasury stock (Note 3)                         -      (128,178)
                                        ------------  ------------

  Stockholders' equity                    5,108,889     3,984,552
                                        ------------  ------------

Total liabilities and stockholders'
  equity                                $16,436,865   $16,334,385
                                        ============  ============

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                           Thirty Nine Weeks Ended  Thirteen Weeks Ended
                             July 2       July 3      July 2     July 3
                              1995         1994        1995       1994
                           ----------- -----------  ---------- ----------

Net sales                  $18,596,480 $17,277,808  $5,098,425 $5,297,911
Cost of sales               13,385,840  12,573,701   3,715,445  3,884,551
                           ----------- -----------  ---------- ----------

Gross profit                 5,210,640   4,704,107   1,382,980  1,413,360
Operating expense            3,005,143   2,766,869     946,216    848,208
                           ----------- -----------  ---------- ----------
Income from
  operations                 2,205,497   1,937,238     436,764    565,152
Other expenses:
  Interest cost                313,515     345,724     115,186    117,896
                           ----------- -----------  ---------- ----------
Income before income
  taxes and cumulative
  effect adjustment          1,891,982   1,591,514     321,578    447,256
Income taxes                   776,407     485,156     136,212     85,815
                           ----------- -----------  ---------- ----------

Income before effect
  of a change in tax
  accounting method          1,115,575   1,106,358     185,366    361,441

Cumulative effect
  of a change in
  the tax accounting
  method                          -        260,686        -          -
                           ----------- -----------  ---------- ----------

Net income                   1,115,575     845,672     185,366    361,441

Retained earnings-
  beginning                  2,978,287   1,814,766   3,908,496  2,298,997
                           ----------- -----------  ---------- ----------
Retained earnings-
  ending                   $ 4,093,862 $ 2,660,438  $4,093,862 $2,660,438
                           =========== ===========  ========== ==========

Weighted average number
  of common shares
  outstanding                3,652,866   3,615,390   3,652,866  3,615,390
                           =========== ===========  ========== ==========

Earnings per common
  share before cumulative
  effect                     $   0.30    $   0.30    $   0.05   $   0.10
  Cumulative accounting
    change                        -         (0.07)        -          -
                             ---------   ---------   ---------  ---------
 Net earnings per
     common share            $   0.30    $   0.23    $   0.05   $   0.10
                             =========   =========   =========  =========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.

                            STATEMENT OF CASH FLOWS

                                            Thirty Nine  Weeks Ended
                                             July 2         July 3
                                              1995           1994
                                          -------------  ------------
Cash flows from operating activities:
  Cash received from customers            $ 18,971,990   $ 17,408,653
  Cash paid to suppliers and employees     (16,850,160)   (14,559,643)
  Interest received                            132,557         35,931
  Interest paid                               (438,204)      (465,251)
  Income taxes paid                         (1,168,887)      (363,499)
                                           -----------     ----------

  Net cash (used in) operating
    activities                                 647,296      2,056,191
                                           -----------     ----------

Cash flows from investing activities:
  Proceeds from sale of equipment                    -             30
  Purchases of plant and equipment          (1,147,168)      (465,643)
  Payment of note from stockholder               2,761          1,866
                                           -----------     ----------

  Net cash (used in) investing
    activities                              (1,144,407)      (463,747)
                                           -----------     ----------

Cash flows from financing activities:
  Issuance of common shares
    of capital stock                               200          5,000
  Paid in surplus on issuance of
    common shares of capital stock               5,800        120,000
  Proceeds from long-term debt               3,850,737        734,983
  Repayment of subordinated debt                     -       (793,500)
  Repayment of long-term debt               (3,592,896)      (976,744)
  Principle payments under capital
    lease obligations                          (17,252)       (53,899)
                                           -----------     ----------

  Net cash from (used in) financing
    activities                                 246,589       (964,160)
                                           -----------     ----------

Net (decrease) in cash                      (  250,522)       628,284

Cash:
  Beginning                                  3,522,546        830,246
                                           -----------     ----------

  Ending                                   $ 3,272,024     $1,458,530
                                           ===========     ==========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.

                            STATEMENT OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Flows From
                             Operating Activities

                                           Thirty Nine Weeks Ended
                                             July 2        July 3
                                              1995          1994
                                          ------------  ------------
Net Income                                 $1,115,575    $  845,672

Adjustments to reconcile net income
  to net cash (used in) operating
  activities:
    Depreciation and amortization             814,209       710,677
    (Gain)loss on disposal of
      fixed assets                            (20,375)        8,381
    Deferred finance charges                   50,867        17,897
    Interest income stockholder                              (4,951)
    Increase in allowance for doubtful
     accounts                                  45,006        45,006

    Decrease(increase) in assets:
      Accounts receivable                     729,371        84,366
      Inventories                            (635,926)      267,507
      Other current assets                    (99,261)     (116,478)
      Deferred income taxes                      (999)         -
      Other assets                            (88,726)      (84,219)

    Increase(decrease) in liabilities:
      Accounts payable                       (124,950)      127,526
      Customer advances                      (759,803)      (75,080)
      Other current liabilities                13,789      (152,457)
      Income taxes payable                   (279,076)      153,631
      Deferred income taxes                  (112,405)      228,713
                                           ----------    ----------

Net cash from(used in) operating
  activities                               $  647,296    $2,056,191
                                           ==========    ==========

             Schedule of Noncash Investing and Financial Activities

Sale of fixed assets                       $  (21,500)   $
                                                               -
Retirement of treasury stock                  128,178          -
  Common Stock                                 (1,368)         -
  Paid-in-surplus                            (126,810)         -
Notes receivable from stockholders               -            3,085

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:
- -------------------------------

Accounting Period:

     The registrant employs a fifty-two, fifty-three week year for financial accounting purposes. Accordingly, these quarterly financial statements are for the thirteen week and thirty nine week period ended July 2, 1995 and July 3, 1994. The fiscal year ending October 1, 1995 will consist of fifty-two weeks.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and thirty nine weeks ended July 2, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 2, 1994.


Note 2 - Inventories:
- ---------------------

Inventories consisted of the following:

                                               July 2    October 2
                                                1995       1994
                                             ----------  ---------

              Raw materials                  $1,307,004   $464,377
              Work in process                   163,219    369,920
                                             ----------   --------
                                             $1,470,223   $834,297
                                             ==========   ========

Note 3 - Treasury stock:
- ------------------------

On June 29,1995, the Board of Directors by unanimous consent approved and ratified the retirement of 136,812 shares of capital stock held in treasury with a cost of $128,178. The retirement of the treasury stock will result in a reduction of common stock of $1,368 and a reduction of capital in excess of par value of $126,810.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

RESULTS OF OPERATIONS: THIRTY NINE WEEKS ENDED JULY 2, 1995 VS. THIRTY NINE WEEKS ENDED JULY 3, 1994

     The Company's net sales increased from $17,277,808 during the thirty nine weeks ended July 3, 1994 to $18,596,480 during the thirty nine weeks ended July 2, 1995, a 7.6% increase, principally reflecting an expansion of the customer base. Gross profit increased by 9.7% from $4,704,107 to $5,210,640. The increase in gross profit was primarily the result of increased sales volume and an improved product mix, net of a retro-active workmen's compensation insurance premium assessment.

     Operating expense was $3,005,143 and $2,766,869 for the thirty nine weeks of fiscal 1995 and fiscal 1994, respectively. The increase of 8.6% was due to various factors including increased compensation expense, the payment of performance bonuses, consulting fees and additional employees.

     Interest cost decreased from $345,724 to $313,515 during the thirty nine weeks of fiscal 1995 as compared to the same period in fiscal 1994. The 9.3% decrease was due to the retirement of fixed debt offset by a write off of deferred finance charges associated with the change in primary lending institutions in the amount of $34,855. The $34,855 was being amortized until 1998; however, the lower interest rate from the new primary lending institution (as described in "Liquidity and Capital Resources") will have a payback within the first year of the new five year mortgage note.

     The Company adopted FASB Statement 109 in the first 13 weeks of fiscal 1994. The cumulative effect of the change in the method of accounting for income taxes resulting from the Company's adoption of FASB Statement 109 was to decrease net income during the first thirteen weeks of fiscal 1994 by $260,686, or $0.07 per share. The $260,686 decrease constituted a non-cash item and was a one time charge to equity.


RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED JULY 2, 1995 VS. THIRTEEN WEEKS ENDED JULY 3, 1994

     The Company's net sales decreased from $5,297,911 during the thirteen weeks ended July 3, 1994 to $5,098,425 during the thirteen weeks ended July 2, 1995. The 3.8% decrease principally reflects a temporary reduction in customer demand. Gross profit decreased by 2.1% from $1,413,360 to $1,382,980. The decrease in gross profit was the effect of the decrease in net sales.

     Operating expense was $946,216 and $848,208 for the thirteen weeks of fiscal 1995 and fiscal 1994, respectively. The increase in operating expense of $98,008 or 11.6% was the result of higher wage costs, increased outside consultant fees, legal fees and directors fees due to the evaluation of two proposals described in the Form 10-Q for the period ended April 2, 1995.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         -------------------------------------------------

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED JULY 2, 1995 VS. THIRTEEN WEEKS ENDED JULY 3, 1994 - (Continued)

     Interest cost decreased from $117,896 to $115,186 during the thirteen weeks of fiscal 1995 as compared to the same period in fiscal 1994. The 2.2% decrease was due to the retirement of fixed debt offset by a write off of deferred finance charges associated with the change in primary lending institutions in the amount of $34,855. The $34,855 was being amortized until 1999; however, the lower interest rate from the new primary lending institution (as described in "Liquidity and Capital Resources") will have a payback within the first year of the new five year mortgage note.

GENERAL:

     Competition in the direct mail industry continues to be strong, and some pricing remains depressed. More pressure has been put on the margins due to increases in paper prices. As disclosed under "Liquidity and Capital Resources," the Company has purchased additional production equipment in order to service its expanded customer base and resulting increased volume.

LIQUIDITY AND CAPITAL RESOURCES:

     On June 21, 1995, the Company received a revolving line of credit with a new lending institution in the amount of $2.5 million which is limited to 80% of eligible accounts receivable less 80% of customer advances plus 50% of raw material inventories up to $500,000. Borrowings under this line are collateralized by all accounts receivable, inventories and other personal property and bear interest at the bank's prime lending rate plus an annual commitment fee of 1/8% on the unused portion. The agreement with the lender also provides for mortgage note financing in the amount of $2.5 million with a principal payment of $13,889 per month plus interest at 1/4% above the bank's prime lending rate and a final payment of the unpaid principal then due, payable at the maturity of the note. The proceeds of the mortgage note were used to retire the existing mortgage note of the former lending institution in the amount of $2,375,000 and the remainder was used for working capital and deferred finance fees. The revolving line of credit and the mortgage note are due on June 21, 2000 and July 1, 2000 respectively.

     Under the terms of the revolving line of credit and mortgage note agreement with the bank, the Company is limited on payment of dividends to 50% of the Company's net income during the year. The Company is also subject to certain covenants and restrictions related to increased debt, granting liens, tangible net worth, earnings before interest and taxes and the ratio of liabilities to tangible net worth and other items. The agreement prohibits the Company in making capital expenditures in excess of $500,000 in the aggregate in any one fiscal year which are not financed with permitted indebtedness.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - (Continued):

     The Company's working capital increased to $2,060,860 as of July 2, 1995, an increase of $1,435,480 or 229.5% from $625,380 on October 2, 1994. The increase was the result of net income for the thirty nine weeks, the refinancing of the mortgage note with the new primary lending institution and the refinancing of the balloon payment of a press as described below.

     Equipment purchased during October 1994, in the amount of $795,114, was financed with five year term loans in the amount of $794,310. A new water system for one of the presses has been purchased in the amount of $209,999. This system is being financed over three years along with the remainder of a note which was currently due on the press in the amount of $346,428. The new note is in the amount of $556,427.

     Certain other significant balance sheet changes during the thirty nine weeks ended July 2, 1995 included decreases in customer advances of $759,803, accounts payable of $124,950 and income taxes payable of $279,076 and increases in inventories of $635,926. The reduction in customer advances resulted from the utilization of customer deposits to cover postage costs as the Company delivered direct mail materials to the post office for shipment. The decrease in accounts payable reflects the timing of vendors invoices as a result of purchases relating to the third quarter production. The increase in inventories is the result of the build up of paper inventory in anticipation of paper price increases and spot shortages.

     During the thirteen weeks ended April 2, 1995, the Company placed $323,789 in orders for production equipment. Currently some of the equipment has not been delivered; however, the Company intends to obtain term financing for the equipment.

     During the first thirty nine weeks of 1995, the Company did not utilize its working capital line of credit with its principal lending banks. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit ($500,000 as of July 2, 1995) will enable the Company to meet its currently anticipated operating requirements at the levels resulting from the acquisition of equipment described above.

PART II  OTHER INFORMATION
- -------  -----------------


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a.  Exhibits required by Item 601 of Regulation S-K

         10.1 Loan Agreement dated as of June 21, 1995, by and between the Company and Mellon Bank, N.A.

     b.  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCANFORMS, INC.

DATE: August 11, 1995



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