Form 10-K
period 1995-10-01
SCANFORMS INC
filed 1995-12-22
CIK 87097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
 /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 1995

                                       or

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____________

                         Commission file number 0-6004


                                SCANFORMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                           23-1704876
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                  Number)

         181 Rittenhouse Circle
  Keystone Park, Bristol, Pennsylvania                19007
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (215) 785-0101

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X              No
      --------             -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of December 20, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately 5,230,940.*

     As of December 20, 1995, 3,546,648 shares of common stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1996 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.
_______________________
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                     PART I

Item 1.  Business

          Scanforms, Inc. ("Scanforms" or the "Company")is a full-service manufacturer of direct mail advertising with in-house forms manufacturing, laser and impact computer personalization, bindery and mailing services.

          Scanforms special capabilities include up to ten color web heatset four color process printing, hot foil stamping and embossing, die cutting, pressure sensitive labeling, tipped on plastic and paper cards and remoist gluing.

          The Company's sales staff markets the Company's services and products to advertising agencies for use by the agencies' clients and directly to end user clients.

          The Company's marketing efforts also include direct mail advertising, attendance at monthly direct mail industry meetings in various cities, attendance at major trade shows and direct telephone contacts.

          The market for the Company's services and products is located principally on the east coast, although the Company also serves customers in the midwest and is making efforts to develop markets nationally.

          The primary raw material used by the Company is paper. The Company also uses ink, film and metal plates. These products are available from numerous sources. Generally, the Company maintains a six week supply of raw materials.

          Sales to the Company's largest customer, MBNA America accounted for 22.8% of the Company's revenues during the fiscal year ended October 1, 1995. The loss of this customer would have a material adverse effect on the Company's sales and income.

          The total amount of the backlog of orders believed to be firm as of October 1, 1995 and October 2, 1994 was approximately $7,497,000 and $7,696,000, respectively. The Company usually fills its backlog within 12 months. The Company's business is not significantly seasonal.

          The direct mail production business in which the Company is engaged is intensely competitive. The Company believes that there are at least ten companies with which it competes in its principal market area. Some of these companies have greater financial resources than the Company and larger sales forces and advertising budgets than the Company. The Company attempts to compete with such companies by stressing the quality of its services. The Company believes that it is able to react quickly to customer requirements and to give its customers individualized attention. Further, although its competitors do significant business in the Philadelphia and New York metropolitan areas, the Company's principal markets, the Company believes that it has one of the largest plants in the Washington to New York corridor.

          As of October 1, 1995, the Company had 166 employees, of whom 127 were plant employees, 6 were executive and key administrative employees, 18 were sales and sales service employees and 15 were clerical employees.

Repayment of Subordinated Indebtedness

          See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the repayment by the Company of its subordinated indebtedness.

Item 2.  Properties

          The Company owns a 123,489 square foot, one-story office and plant at 181 Rittenhouse Circle, Keystone Park, Bristol, Pennsylvania. The property is currently financed through the Company's bank credit facility. See Notes 5 and 6 to the Company's financial statements for further information.

          The Company believes that its facilities are suitable for its business needs at the present time and for the immediate future.

Item 3.   Legal Proceedings

          In May 1993, the Company received a notice from the U.S. Environmental Protection Agency ("EPA") that it had been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") relative to the Frontier Chemicals Superfund Site in Niagara Falls, New York (the "Site"). The Company joined groups of PRPs that entered into a Consent Order with the EPA addressing drums located at the Site (the "Drum Activities") and an Administrative Order on Consent addressing tanks located at the Site (the "Tank Activities"). As a result of its participation in these Orders, the Company has no further obligations with respect to the Drum and Tank Activities, except as noted below.

          In October 1994, the Company received a letter from the Drum Activities PRP group stating that the remediation consultant initially retained for those activities and subsequently terminated had filed a civil action in the New York State Supreme Court, Monroe County, for breach of contract against the PRP group and for defamation against certain individuals who may have the right to be indemnified by the PRP group relative to those claims. The total damages sought in the action, excluding punitive damages, which are requested but for which no dollar amounts are specified are approximately $2.8 million, of which approximately $240,000 relate to the breach of contract claim. For the initial phase of this litigation, the Company, as part of the PRP group, paid an assessment of $200.

          Management has been advised by counsel to the PRP group that five of the six counts of the complaint have been dismissed, leaving only the breach of contract claim, and that the plaintiff did not respond to a counterclaim made by the PRP group, so is in default regarding that claim. To date, the plaintiff has not prosecuted the claim and it has been removed from the trial calendar.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.

Item 4A.  Executive Officers of the Company

          The executive officers of the Company are as follows:


Name                 Age               Position
----                 ---               --------

Robert A. Samans      63  Chairman of the Board and President

Robert W. O'Leary     49  Vice President, Sales and Marketing

Gary Crawford         54  Vice President, Operations

William P. Carey      54  Treasurer

          Robert A. Samans has served as the President and a director of the Company since its formation in January 1969 and as Chairman of the Board since September 1990.

          Robert W. O'Leary has served as Vice President, Sales and Marketing, of the Company since January 1987. He has served as the Company's Sales Manager since 1983.

          Gary Crawford has served as Vice President, Operations of the Company since October 1993. He was the Company's Director of Operations from June 1992 to October 1993. From November 1989 to June 1992, Mr. Crawford was General Manager of Champion Envelope Corporation of Union, N.J., an envelope manufacturer. From June 1987 to November 1989, he was the New York Sales Manager for the Company. From March 1986 to June 1987 Mr. Crawford was Executive Vice President and General Manager of Boston Envelope Incorporated, an envelope manufacturer.

          William P. Carey has served as Treasurer of the Company since February 1992. He has been employed by the Company in various capacities since 1984.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

          The Company's Common Stock is included in The Nasdaq Stock Market ("Nasdaq"). The following table sets forth, for the calendar quarters indicated, the quarterly high and low bid quotations for the Common Stock as reported on Nasdaq. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Quarter Ended           High      Low
-------------         --------  -------

September 30, 1995    $2  5/8  $ 2
June 30, 1995          2  3/4    2  3/16
March 31, 1995         2  7/8    1 11/16
December 31, 1994      2         1  1/2

September 30, 1994     1 13/16   1  1/2
June 30, 1994          2  3/16   1  3/4
March 31, 1994         2  7/16   1  9/16
December 31, 1993      1 13/16   1 11/16

Holders of Common Stock

          On December 20, 1995, 3,546,648 shares of the Company's Common Stock were outstanding. On such date, there were 298 holders of record.

Dividend Policy

          The Board of Directors of the Company has not declared a dividend for several years. Under the terms of the Company's loan agreement with its principal lending bank, the maximum dividends the Company can pay is 50% of the net income of the Company during the year. The Company is restricted from redeeming any of its outstanding capital stock for so long as the Company has any existing obligations to the Bank under the loan agreement or any documents ancillary to the agreement. See Notes 5 and 6 to the Financial Statements for further information.

Item 6.  Selected Financial Data

          The following is a summary of selected financial data of the Company for each of the five years ended on the dates set forth below, which should be read in conjunction with the financial statements of the Company and the notes thereto:

                                                               Year Ended
                                  -------------------------------------------------------------------------
                                    October 1      October 2      October 3     October 4     September 30
                                      1995           1994           1993           1992            1991
                                  -------------   -----------    -----------  -------------   -------------
Statement of Operations Data:

Net Sales                         $24,518,878     $22,235,890    $22,488,184  $19,302,992     $19,321,779
                                  -----------     -----------    -----------  -----------     -----------
Income before cumulative
 effect of accounting change      $1,570,540      $ 1,424,207    $   774,932  $   303,818     $(1,108,136)
Cumulative effect of
 accounting change                        --          260,686a            --           --             --
                                  -----------     -----------    -----------  -----------     -----------
Net Income (Loss)                 $1,570,540      $ 1,163,521    $   774,932  $   303,818     $(1,108,136)
                                  -----------     -----------    -----------  -----------     -----------
Income (Loss) per share of
 common stock before
 cumulative effect of
 accounting change                $      .43      $       .39    $       .22  $       .10     $      (.36)
Cumulative effect of
 accounting change                $       --              .07a            --           --              --
                                  -----------     -----------    -----------  -----------     -----------
Net income (loss) per share
 of common stock                  $       .43     $       .32    $       .22  $       .10    $       (.36)
                                  -----------     -----------    -----------  -----------     -----------

                                    October 1      October 2      October 3     October 4     September 29
                                      1995           1994           1993           1992            1991
                                  -------------   -----------    -----------  -------------   -------------
Balance Sheet Data:

Total Assets                      $16,693,206     $16,334,385    $13,618,380  $13,825,881     $14,942,300
                                  -----------     -----------    -----------  -----------     -----------
Long-term Obligations             $3,900,535      $ 3,152,091    $ 3,567,668  $ 6,042,660     $ 7,209,661
                                  -----------     -----------    -----------  -----------     -----------
Stockholders' Equity              $5,564,774      $ 3,984,552    $ 2,698,228  $ 1,687,471     $ 1,400,542
                                  -----------     -----------    -----------  -----------     -----------

  a - Cumulative effect of change in accounting for income taxes under FASB 109.

Note: The Company has not paid cash dividends during the five year period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fiscal 1995 vs. Fiscal 1994

  The Company's net sales increased by 10.3% from $22,235,890 in fiscal 1994 to $24,518,878 in fiscal 1995, reflecting an expansion of the customer base. Gross profit increased by 15.1% from $6,061,019 to $6,973,733. The increase in gross profit was primarily the result of increased sales volume and an improvement in product mix, net of a retroactive workmen's compensation insurance premium assessment.

    Operating expenses were $3,999,945 and 3,450,986 in fiscal 1995 and fiscal 1994, respectively. The increase of 15.9% was primarily due to various factors including increased compensation expense, the payment of performance bonuses, consulting fees and additional employees.

    Interest costs decreased by 8.6% from $436,120 to $398,665, due to the retirement of certain indebtedness and the decreased borrowings needed to provide working capital as a result of increased cash generated from operations.

    The increase in the Company's effective tax rate in fiscal year 1995 from fiscal 1994 is primarily the result of the reinstatement of the corporate net operating loss deduction by the State of Pennsylvania as more fully described in the "Results of Operations 1994 vs. 1993".

    Competition in the direct mail industry continues to be strong, and some pricing remains depressed. More pressure has been put on the margins due to increases in paper prices. As disclosed under "Liquidity and Capital Resources," the Company has purchased additional production equipment in order to service its expanded customer base and resulting increased volume.

Results of Operations: Fiscal 1994 vs. Fiscal 1993

    The Company's net sales for fiscal 1994 declined by 1.1% from fiscal 1993. Gross profit increased by 3.4% from $5,858,550 to $6,061,019. The increase in gross profit was the result of cost reductions relating to increased production efficiencies.

    Operating expenses were $3,450,986 and $3,890,250 in fiscal 1994 and fiscal 1993, respectively. The decrease of 11.3% reflects the Company's determination to pass through a larger portion of shipping costs to customers, and also reflects reduction of outside consulting costs and bank service charges. In addition, during fiscal 1993, operating expenses were increased as a result of a $288,199 write off of a note receivable from the former Chairman of the Company, after the Company concluded that he would not be able to make additional payments under the note. Moreover, the reduction in operating expenses gives effect to the reversal of $67,083 of the amount previously written off in connection with the note receivable from the Company's former Chairman of the Board. A court order garnishing consulting fees payable to the former Chairman was reversed on appeal. As a result, the Company was able to apply those consulting fees to payment of a portion of the amounts due under the note.

    Interest costs decreased by 31.7% from $638,942 to $436,120, due to the retirement of certain indebtedness and the decreased borrowings needed to provide working capital as a result of increased cash generated from operations.

    As more fully described in Note 8 to the financial statements, the Company adopted FASB Statement No. 109 in the first thirteen weeks of 1994. The cumulative effect of the change in the method of accounting for income taxes resulting from the Company's adoption of FASB Statement No. 109 was to decrease the Company's net income by $260,686, or $0.07 per share, for fiscal 1994. The $260,686 decrease constitutes a non-cash item and is a one time charge. The deferred tax assets and expenses will be recognized when the temporary differences as described in Note 8 to the financial statements are reversed.

    The reduction in the Company's effective tax rate in fiscal 1994 is primarily the result of the reinstatement of the corporate net operating loss deduction by the State of Pennsylvania effective for the fiscal years beginning in 1995. The Company had losses, for Pennsylvania income tax purpose, in fiscal 1989 and 1991 of $654,637 and $361,854, respectively. Because applicable regulations limit to $500,000 the amount of loss in any single fiscal year that may be utilized, the Company will not realize a benefit with respect to $154,637 of the $654,637 operating loss of 1989. Management estimates that the available loss carry forward will be utilized to offset the taxes otherwise due on $861,854 in income during the 1995, 1996 and 1997 fiscal years, and therefore, the Company has recorded a deferred state income tax asset of $93,849 in fiscal 1994.

Liquidity and Capital Resources

    On June 21, 1995, the Company received a revolving line of credit with a new lending institution in the amount of $2.5 million which is limited to 80% of eligible accounts receivable less 80% of customer advances plus 50% of raw material inventories up to $500,000. Borrowings under this line are collateralized by all accounts receivable, inventories and other personal property and bear interest at the bank's prime lending rate plus an annual commitment fee of 0.125% on the unused portion. The agreement with the lender also provides for mortgage note financing in the amount of $2.5 million with a principal payment of $13,889 per month plus interest at 0.25% above the bank's prime lending rate and a final payment of the unpaid principal and accrued interest then due, payable at the maturity of the note. The proceeds of the mortgage note were used to retire the existing mortgage note of the former lending institution in the amount of $2,375,000 and the remainder was used for working capital and deferred finance fees. The revolving line of credit and the mortgage note are due on June 21, 2000 and July 1, 2000 respectively.

    Under the terms of the revolving line of credit and mortgage note agreement with the bank, the Company's ability to pay dividends is limited to 50% of the Company's net income during the year. The Company is also subject to certain covenants and restrictions related to increased debt, granting liens, tangible net worth, earnings before interest and taxes and the ratio of liabilities to tangible net worth and other items. The agreement prohibits the Company from making capital expenditures in excess of $500,000 in the aggregate in any one fiscal year which are not financed with permitted indebtedness.

    The Company's working capital increased to $2,571,511 as of October 1, 1995, an increase of $1,946,131 or 311.2% from $625,380 on October 2, 1994. The increase was the result of net income for fiscal year 1995, the refinancing of the mortgage note with the new primary lending institution and the refinancing of the balloon payment of a press as described below.

    Equipment purchased during October 1994 for an aggregate purchase price of $795,114, was financed with five year term loans in the amount of $794,310. A new water system for one of the presses was purchased for $209,999. This system is being financed over three years along with the remainder of a note which was due on the press in the amount of $346,428. The new note is in the amount of $556,427. Additionally, a $91,791 camera monitoring system and additional folding equipment for the finishing department have been purchased and financed over five years in the aggregate amount of $255,300.

    Certain other significant balance sheet changes during the fifty two weeks ended October 1, 1995 included decreases in customer advances of $1,063,810 accounts receivable net of allowance of $125,611 and income taxes payable of $240,060 and increases in accounts payable of $262,192 and inventories of $831,016. The reduction in customer advances resulted from the utilization of customer deposits to cover postage costs as the Company delivered direct mail materials to the post office for shipment. The decrease in accounts receivable reflects the timing of customer invoices and the reduction in income taxes payable is the result of the payment of current year taxes based on requirements of the federal and state agencies. The increase in accounts payable reflects the timing of vendors invoices as a result of purchases relating to the fourth quarter production. The increase in inventories is the result of the build up of paper inventory in anticipation of paper price increases and spot shortages.

    During the fifty two weeks of fiscal 1995, the Company did not utilize its working capital line of credit with its principal lending banks. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit ($1,174,902 as of October 1, 1995) will enable the Company to meet its currently anticipated operating requirements.

Item 8.  Financial Statements and Supplementary Data

    See Index to Consolidated Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    This information (other than the information regarding executive officers of the Company called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)) will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

Item 11. Executive Compensation

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as part of this Report.

       1.  Consolidated Financial Statements:

            Index to Consolidated Financial Statements and Schedule
            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets - as of
                   October 1, 1995 and October 2, 1994
              Consolidated Statements of Income - Years
                 ended October 1, 1995, October 2, 1994 and
                 October 3, 1993
            Consolidated Statement of Stockholders' Equity -
                 Years ended October 1, 1995, October 2, 1994 and October 3,
                 1993
            Consolidated Statements of Cash Flows - Years
                 ended October 1, 1995, October 2, 1994 and October 3, 1993
            Notes to Consolidated Financial Statements

       2.  Financial Statement Schedule:

            Valuation and Qualifying Accounts and Reserves (Schedule II)

       Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits:

 Exhibit
 Number            Description of Exhibits.

 3.1     Restated Certificate of Incorporation of the Company (Incorporated by
            reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

 3.2     By-laws of the Company, as amended (Incorporated by reference to
            Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended September 29, 1991)

10.1     Loan Agreement dated as of June 21, 1995, by and between the Company and Mellon Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended July 2, 1995)

10.2     Note Agreement dated as of January 1, 1994, issued by Robert A. Samans to the Company (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

10.3     Scanforms, Inc. Profit Sharing 401-K Plan (Incorporated by reference to
            Exhibit 10(g) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

10.4     Scanforms, Inc. 1992 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-81720), filed with the Commission on July 19, 1994

11       Computation of Earnings Per Common Share

23.1     Consent of Grant Thornton LLP

27       Financial Data Schedule

    (b)  Reports on Form 8-K.

    No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bristol, Pennsylvania, on December 22, 1995.

                             SCANFORMS, INC.


                             By:/s/ Robert A. Samans
                                ----------------------------
                               Robert A. Samans
                               President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                           Title                 Date


/s/ Robert A. Samans          Principal Executive    December 22, 1995
----------------------------- Officer and Director
Robert A. Samans


/s/ Sebastian A. Carcioppollo Director               December 22, 1995
-----------------------------
Sebastian A. Carcioppollo


/s/ Joel Jacks                Director               December 22, 1995
-----------------------------
Joel Jacks


/s/ William P. Carey          Principal Financial    December 22, 1995
----------------------------- and Accounting Officer
William P. Carey

         SCANFORMS, INC. AND SUBSIDIARY
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULES FILED WITH THE ANNUAL
         REPORT OF THE REGISTRANT ON FORM 10-K
         FOR THE YEAR ENDED OCTOBER 1, 1995



Report of Independent Certified Public Accountants           F-2


Consolidated Financial Statements:

  Balance sheets                                             F-3

  Statements of income                                       F-4

  Statement of stockholders' equity                          F-5

  Statements of cash flows                                   F-6-7

  Notes to consolidated financial statements                 F-8-19


Financial Statement Schedule:


  Valuation and qualifying accounts and reserves     II      F-20



Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Scanforms, Inc.
Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of Scanforms, Inc. and Subsidiary as of October 1, 1995 and October 2, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scanforms, Inc. and Subsidiary as of October 1, 1995 and October 2, 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Scanforms, Inc. and Subsidiary for each of the three years in the period ended October 1, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP



Philadelphia, Pennsylvania
November 24, 1995

                         SCANFORMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 1, 1995 and OCTOBER 2, 1994

ASSETS

                                                        1995          1994
                                                    -----------   -----------
Current assets:
  Cash and cash equivalents                         $ 2,910,264   $ 3,522,546
  Note receivable - current portion                       7,747             -
  Accounts receivable, net of allowance for
    doubtful accounts of $410,000 - 1995;
    $390,000 - 1994 (Notes 5 and 6)                   3,673,623     3,819,234
  Inventories (Notes 2, 5 and 6)                      1,665,313       834,297
  Other current assets                                  316,012       250,100
  Deferred income taxes (Note 8)                        266,030       268,138
                                                    -----------   -----------

      Total current assets                            8,838,989     8,694,315
                                                    -----------   -----------

Property, plant and equipment - at cost, net of
  accumulated depreciation and amortization
  (Notes 4 and 6)                                     7,768,880     7,568,548
                                                    -----------   -----------

Other assets:
   Note receivable - long-term portion                   12,201             -
   Other                                                 73,136        71,522
                                                    -----------   -----------

      Total other assets                                 85,337        71,522
                                                    -----------   -----------

                                                    $16,693,206   $16,334,385
                                                    ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt (Note 6)     $   730,692   $ 1,492,524
  Accounts payable                                    1,738,699     1,476,507
  Customer advances                                   3,045,342     4,109,152
  Income taxes payable (Note 8)                         189,549       429,609
  Other current liabilities                             563,196       561,143
                                                    -----------   -----------

      Total current liabilities                       6,267,478     8,068,935
                                                    -----------   -----------

Long-term debt, net of current maturities (Note 6)    3,900,535     3,152,091
                                                    -----------   -----------

Deferred income taxes (Note 8)                          960,419     1,128,807
                                                    -----------   -----------

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 3 and 7):
  Preferred stock, $1 par;
    500,000 shares authorized; none issued
  Common stock, $0.01 par;                                    -             -
    6,000,000 shares authorized; issued and
    outstanding 3,546,648 in 1995 and
    3,663,460 in 1994                                    35,467        36,635
  Capital in excess of par                            1,388,461     1,509,471
  Retained earnings                                   4,548,827     2,978,287
  Less:
    Note receivable from stockholder                   (407,981)     (411,663)
    Treasury stock - 136,812 shares, at cost                  -      (128,178)
                                                    -----------   -----------

      Total stockholders' equity                      5,564,774     3,984,552
                                                    -----------   -----------
                                                    $16,693,206   $16,334,385
                                                    ===========   ===========

The accompanying notes are an integral part of these statements.

                         SCANFORMS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

                                                1995          1994         1993
                                             -----------  ------------  -----------
Net sales                                    $24,518,878  $22,235,890   $22,488,184

Cost of sales                                 17,545,145   16,174,871    16,629,634
                                             -----------  -----------   -----------

Gross profit                                   6,973,733    6,061,019     5,858,550
                                             -----------  -----------   -----------

Operating expenses:
  Selling, general and administrative          3,979,945    3,459,836     3,535,944
  Provision for losses on accounts
    receivable                                    20,000       58,233        66,107
  Write-off of stockholder's note
    receivable (Notes 3 and 7)                         -            -       288,199
  Other                                                -     ( 67,083)            -
                                             -----------  -----------   -----------
                                               3,999,945    3,450,986     3,890,250
                                             -----------  -----------   -----------

Income from operations                         2,973,788    2,610,033     1,968,300

Other expense:
  Interest cost                                  398,665      436,120       638,942
                                             -----------  -----------   -----------

Income before income taxes and cumulative
  effect of accounting change                  2,575,123    2,173,913     1,329,358

Income taxes (Note 8)                          1,004,583      749,706       554,426
                                             -----------  -----------   -----------

Income before cumulative effect
  of accounting change                         1,570,540    1,424,207       774,932

Cumulative effect of accounting
  change (Note 8)                                      -      260,686             -
                                             -----------  -----------   -----------

Net income                                   $ 1,570,540  $ 1,163,521   $   774,932
                                             ===========  ===========   ===========

Earnings per common share:
 Primary
    Income before cumulative effect of
      accounting change                       $      .43  $      .39   $      .23
    Cumulative effect of accounting change             -        (.07)           -
                                              ----------  ----------   ----------
  Net primary                                 $      .43  $      .32   $      .23
                                              ==========  ==========   ==========

  Fully diluted
    Income before cumulative effect of
      accounting change                       $      .43  $      .39   $      .22
    Cumulative effect of accounting change             -        (.07)           -
                                              ----------  ----------   ----------
  Net fully diluted                           $      .43  $      .32   $      .22
                                              ==========  ==========   ==========

Weighted average number of shares:
  Primary                                      3,644,187   3,613,651    3,302,352
                                              ==========  ==========   ==========

  Fully diluted                                3,652,069   3,614,249    3,479,047
                                              ==========  ==========   ==========

The accompanying notes are an integral part of these statements.

                         SCANFORMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993



                                   Common Stock
                             ---------------------     Capital                Stockholders'
                              Shares                  in excess   Retained        notes        Treasury
                              issued        Amount     of par     earnings      receivable       stock
                            ---------      --------   ---------   --------    -------------    --------
Balance, October 4, 1992    3,163,460      $31,635    $1,389,471  $1,039,834  $(645,291)       $(128,178)
                            ---------      -------    ----------  ----------  ---------        ---------
  Decrease in notes from
  stockholders (Note 7)                                                         235,825

  Net income for the year                                            774,932
                            ---------      -------    ----------  ----------  ---------        ---------

Balance, October 3, 1993    3,163,460       31,635     1,389,471   1,814,766   (409,466)        (128,178)

  Issuance of warrants
  from the subordinated
  debtholders (Note 7)        500,000        5,000       120,000

  Increase in notes from
  stockholder (Note 7)                                                           (2,197)

  Net income for the year                                          1,163,521
                            ---------      -------    ----------  ----------  ---------        ---------

Balance, October 2, 1994    3,663,460       36,635     1,509,471   2,978,287   (411,663)        (128,178)

  Issuance of stock under
  the incentive stock
  option plan (Note 7)         20,000          200         5,800

  Retirement of
  treasury stock             (136,812)      (1,368)     (126,810)                                128,178

  Decrease in notes from
  stockholder (Note 7)                                                            3,682

  Net income for the year                                          1,570,540
                            ---------      -------    ----------  ----------  ---------        ---------
Balance, October 1, 1995    3,546,648      $35,467    $1,388,461  $4,548,827  $(407,981)       $       -
                            =========      =======    ==========  ==========  =========        =========

The accompanying notes are an integral part of this statement.

                         SCANFORMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

                                             1995           1994          1993
                                         -------------  ------------  ------------

Cash flows from operating activities:
 Cash received from customers             $24,020,668   $24,189,043   $23,043,930
 Cash paid to suppliers and
    employees                             (21,581,397)  (18,971,641)  (19,299,049)
  Interest received                           184,411        66,865         4,252
  Interest paid                              (526,901)     (583,979)     (765,131)
  Income taxes paid                        (1,410,924)     (435,961)     (255,180)
                                          -----------   -----------   -----------

       Net cash provided by
         operating activities                 685,857     4,264,327     2,728,822
                                          -----------   -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of equipment               1,552         1,030             -
  Purchase of plant and equipment          (1,295,985)     (672,524)     (200,863)
  Repayment of stockholder loans                3,682         2,644        11,955
                                          -----------   -----------   -----------

       Net cash used in investing
          activities                       (1,290,751)     (668,850)     (188,908)
                                          -----------   -----------   -----------

Cash flows from financing activities:
  Issuance of common shares                       200         5,000             -
  Paid-in surplus on issuance of
    common shares of capital stock              5,800       120,000             -
  Net repayments under revolving
    credit facility                                 -             -      (537,105)
  Proceeds from long-term debt              4,106,038     1,070,952       123,591
  Repayment of long-term debt              (4,100,249)   (2,039,173)   (1,179,485)
  Principal payments under capital
    lease obligations                         (19,177)      (59,956)     (118,542)
                                          -----------   -----------   -----------

       Net cash used in financing
         activities                            (7,388)     (903,177)   (1,711,541)
                                          -----------   -----------   -----------

Net increase (decrease) in cash and
  cash equivalents                           (612,282)    2,692,300       828,373

Cash and cash equivalents -
  beginning of year                         3,522,546       830,246         1,873
                                          -----------   -----------   -----------

Cash and cash equivalents -
  end of year                             $ 2,910,264   $ 3,522,546   $   830,246
                                          ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                         SCANFORMS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                              OPERATING ACTIVITIES


                                             1995         1994         1993
                                         ------------  -----------  -----------

Net income                               $ 1,570,540   $1,163,521   $  774,932
                                         -----------   ----------   ----------

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization          1,093,962      961,667      994,023
    Loss on sale and abandonment
      of equipment                           (19,809)      39,574        7,234
    Accrued interest-officers                      -       (4,841)     (29,329)
    Allowance for doubtful accounts           20,000       58,233       66,107
    Write-off of note receivable                   -      (67,083)     288,199
    Amortization of finance charges           53,066       23,846       24,013
    Amortization of warrants interest              -            -        7,421
    Decrease (increase) in assets:
      Accounts receivable                    125,611     (186,805)    (357,664)
      Inventories                           (831,016)     112,184      580,639
      Other current assets                  ( 65,912)      18,968      (73,087)
      Deferred income taxes                    2,108     (268,138)           -
      Other assets                          ( 54,680)     (44,657)      (4,528)

    Increase (decrease) in
      liabilities:
        Accounts payable                     262,192        4,964     (832,526)
        Customer advances                 (1,063,810)   1,956,926      799,932
        Other current liabilities              2,053     (346,602)     184,210
        Income taxes payable                (240,060)     220,070       58,394
        Deferred income taxes               (168,388)     622,500      240,852
                                         -----------   ----------   ----------
          Total adjustments                 (884,683)   3,100,806    1,953,890
                                         -----------   ----------   ----------
          Net cash provided by
            operating activities         $   685,857   $4,264,327   $2,728,822
                                         ===========   ==========   ==========

     SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Retirement of treasury stock              $  128,178            -            -
Reduction in common stock                 $   (1,368)           -            -
Reduction in paid-in surplus              $ (126,810)           -            -
Sale of fixed asset for a note
 receivable                               $  (21,500)           -            -
Increase in notes receivable from
 stockholders from interest income                 -   $    2,197   $   29,329
Increase in subordinated debt from
 amortization of warrants                          -            -   $    7,421


The accompanying notes are an integral part of these statements.

                         SCANFORMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Scanforms, Inc. and subsidiary (the "Company") consist of one operating segment, a full-service direct mail organization. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of presentation
The consolidated financial statements include the accounts of Scanforms, Inc. and its wholly-owned inactive subsidiary which was dissolved as of June 29, 1995. All intercompany balances and transactions have been eliminated.

Fiscal year
The Company's fiscal year ends on the Sunday after the Friday closest to September 30. The fiscal years 1995, 1994 and 1993 ended October 1, 1995, October 2, 1994 and October 3, 1993, respectively. The fiscal years 1995, 1994 and 1993 are comprised of 52 weeks.

Cash equivalents
Cash equivalents are short-term, highly liquid investments purchased with maturities of three months or less.

Concentration of credit risk
The Company provides direct mail advertising materials to customers primarily in the direct mail marketing industry. Customers are primarily on the East Coast. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

The Company maintains cash balances in financial institutions located in Rhode Island, Massachusetts and Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 1, 1995, the uninsured amount held at these financial institutions totalled $3,660,261. Although these amounts were uninsured at year-end, the Company reinvests the excess cash on a daily basis to maximize yield and is able to monitor current trends to minimize investment risk.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market.

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and amortization
Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated useful lives of depreciable assets range from 3 to 50 years. Capitalized leased assets are amortized over the estimated useful life of the asset. Amortization periods range from 5 to 12 years. Depreciation and amortization expense was $1,093,962, $961,667 and $994,023 for 1995, 1994 and 1993, respectively.

Income taxes
The Company adopted, effective October 4, 1993, Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, state net operating loss carryovers, investment tax credits, allowance for doubtful accounts and capitalization of certain inventory costs.

The deferred method, used in the years prior to 1994, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the differences occurred.

The cumulative effect of the change in accounting for income taxes resulted in a decrease in net earnings for 1994 of $260,686 or $0.07 per share. Years prior to 1994 were not restated. This decrease primarily occurred because of the method under Accounting Principles Board Opinion No. 11 of accounting for investment tax credit carryforwards and tax rates.

Earnings per common share
Primary and fully dilutive earnings per common share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options and warrants).

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred financing costs
Financing costs, included in other assets, incurred in connection with the refinancing of debt, have been capitalized and are being amortized over the life of the related debt.

Financial instruments
In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. The Company will be required to implement this standard in its 1996 fiscal year.


2. INVENTORIES

Inventories consist of the following:


                                  1995       1994
                               ----------  ---------
            Raw materials      $1,288,936   $464,377
            Work-in-process       376,377    369,920
                               ----------   --------
                               $1,665,313   $834,297
                               ==========   ========

The Company wrote off $175,553, $95,000 and $175,000 for obsolete paper and carton inventory in 1995, 1994 and 1993, respectively.


3. NOTE RECEIVABLE FROM STOCKHOLDER

The unsecured balance of a note due from Robert A. Samans, Chairman and President, plus accrued interest as of October 3, 1993 (Note 7) was amended, effective January 1, 1994, to provide that the principal and accrued interest as of that date be repaid monthly, commencing on January 31, 1994, in accordance with a 30-year amortization schedule. Interest is payable at 8% per annum. On January 1, 1999, any outstanding principal and interest is payable in full.

Interest income on the notes was $32,798, $24,716 and $29,330 in 1995, 1994 and 1993, respectively.

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                          1995         1994
                                       -----------  -----------

     Land                              $   208,837  $   208,837
     Buildings and improvements          5,239,966    5,239,966
     Production equipment               13,709,333   12,436,845
     Office furniture and equipment        413,900      398,720
     Automobiles                            21,200       21,200
                                       -----------  -----------
                                        19,593,236   18,305,568
     Less accumulated depreciation
       and amortization                 11,824,356   10,737,020
                                       -----------  -----------
                                       $ 7,768,880  $ 7,568,548
                                       ===========  ===========

Production equipment includes capitalized leased assets of $0 in 1995 and $95,460 in 1994 before accumulated amortization of $40,780 in 1994.


5. BANK REVOLVING CREDIT FACILITY

On June 21, 1995, the Company received a revolving line of credit with a new lending institution in the amount of $2.5 million which is limited to 80% of eligible accounts receivable less 80% of customer advances plus 50% of raw material inventories up to $500,000. Borrowings under this line are collateralized by all accounts receivable, inventories and other personal property and bear interest at the bank's prime lending rate plus an annual commitment fee of 1/8% on the unused portion. The agreement with the lender also provides for mortgage note financing in the amount of $2.5 million with a principal payment of $13,889 per month plus interest at 1/4% above the bank's prime lending rate (effective rate was 9 1/4% at October 1, 1995) and a final payment of the unpaid principal then due, payable at the maturity of the note. The proceeds of the mortgage note were used to retire the existing mortgage note of the former lending institution in the amount of $2,375,000 and the remainder was used for working capital and deferred finance fees. The revolving line of credit and the mortgage note are due on June 21, 2000 and July 1, 2000, respectively.

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3,1993

5. BANK REVOLVING CREDIT FACILITY (CONTINUED)

Under the terms of the revolving line of credit and mortgage note agreement with the bank, the Company is limited on payment of dividends to 50% of the Company's net income during the year. The Company is also subject to certain covenants and restrictions related to increased debt, granting liens, tangible net worth, earnings before interest and taxes, and the ratio of liabilities to tangible net worth and other items. The agreement prohibits the Company in making capital expenditures in excess of $500,000 in the aggregate in any one fiscal year which are not financed with permitted indebtedness.

At October 1, 1995, there were no borrowings against the revolving credit facility and approximately $1,174,000 of borrowing under the revolving credit facility of $2,500,000 was available for use by the Company. The line of credit expires on June 21, 2000.


6. LONG-TERM DEBT

Long-term debt consists of the following:

                                              1995        1994
                                           ----------  ----------
Mortgage notes:
 Payable in monthly installments of
   $13,889 plus interest of 1/4% over
   prime effective June 1995 with a
   final payment of $1,680,556 due on
   July 1, 2000 (effective rate at
   year-end 9%)                            $2,472,222  $        -

 Payable in monthly installments of
   $23,750 plus interest at 2-1/4%
   over prime effective November 1993
   with a final payment of $1,448,750
   due October 1998                                 -   2,588,750

Installment notes payable in monthly
  installments of:
   $6,423 including interest at
    10.1% through November 2000               261,158           -
   $6,423 including interest at
    10.1% through November 2000               265,375           -
   $4,075 including interest at
    10.1% through December 2000               170,942           -


                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3,1993

6. LONG-TERM DEBT (CONTINUED)

   $17,790 including interest at
    9.4% through April 1998               488,271           -
   $5,156 including interest at
    7.8% through September 2000           255,301           -
   $3,530 including interest at
    9.0% through April 1999               130,910     160,053
   $5,232 including interest at
    9.9% through July 1999                199,635     240,485
   $7,138 including interest at
    10.0% through July 1999               280,986     335,968
   $17,675 including interest at
    14.195% through June 1995
    with final payment of $375,000         17,675     489,254
   $9,255 including interest at
    14.26% through September 1995           9,255     104,073
   $353 including interest at 9.75%
    through May 1998                        9,937      13,048
   $2,215 including interest at
    8.95% through August 1998              69,560      89,098
   $9,290 including interest at
    13.38% through May 1995                     -      71,446
   $2,810 including interest at
    12.5% through November 1994                 -       8,263
   $29,762 plus interest at 1%
    over prime                                  -     525,000
                                       ----------  ----------
                                        4,631,227   4,625,438
                                       ----------  ----------
Capitalized lease obligations
 Payable in monthly installments of

  $1,520 including interest at
   12.75% through July 1995                     -      15,200
  Other                                         -       5,800
                                       ----------  ----------
                                                -      21,000
Less amounts representing interest              -       1,823
                                       ----------  ----------
 Present value of capitalized lease
 obligations                                    -      19,177
                                       ----------  ----------

                                        4,631,227   4,644,615
Less current maturities                   730,692   1,492,524
                                       ----------  ----------

Long-term debt                         $3,900,535  $3,152,091
                                       ==========  ==========


                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

6. LONG-TERM DEBT (CONTINUED)

Long-term debt, excluding capitalized lease obligations and the bank revolving credit facility, matures as follows:

               1996                       $  730,692
               1997                          739,651
               1998                          704,381
               1999                          554,058
               2000                        1,902,445
                                          ----------
                                          $4,631,227
                                          ==========

Long-term debt is collateralized by substantially all assets of the Company. The Company is subject to certain covenants and restric-tions relating to working capital, minimum capital base and certain other matters with its lender (Note 5).


7. STOCKHOLDERS' EQUITY

Warrants

On October 8, 1993, the warrants to purchase the 500,000 shares were exercised at $.25 per share. The exercise amount of $125,000 was satisfied by reduction in the amount due on the subordinated notes.


Stock Options

In December 1992, the Company authorized a 1992 Stock Option Plan. The plan authorizes the granting of both incentive stock options and non-qualified stock options to employees, consultants and advisors of the Company to purchase up to a total of 300,000 shares of the Company's common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value on the date of the grant. Non-qualified options may be granted at less than the fair market value of the Company's common stock. For those individuals who own more than 10% of the total combined voting power of all classes of stock of the Company, options must be granted at an exercise price per share of not less than 110% of the fair market value of a share of the Company's common stock on the date of the grant and expire in five years. All options outstanding under the plan are currently exercisable. The plan will terminate on December 22, 2002.

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

7. STOCKHOLDERS' EQUITY (CONTINUED)

Stock option transactions for the years ended October 1, 1995, October 2, 1994 and October 3, 1993 are summarized below:


                                1995         1994        1993
                             -----------  ----------  ----------

Outstanding-beginning of year   225,000     115,000      36,000
Granted                               -     120,000     105,000
Exercised                       (20,000)          -           -
Canceled                              -     (10,000)    (26,000)
                              ---------   ---------   ---------
Outstanding-end of year         205,000     225,000     115,000
                              =========   =========   =========

Exercise price                $.30-1.69   $.30-1.69   $.30-2.50
                              =========   =========   =========


Activity in notes receivable from stockholders for the fiscal years ended 1995, 1994 and 1993 is as follows:


                                           Robert     J. Roy    Sebastian
                                Total      Samans     Morris   Carcioppolo
                              ----------  --------  --------   -----------

Balance, October 4, 1992      $ 645,291   $390,460  $ 243,349    $ 11,482

 Accrued interest                29,330     19,006      9,850         474
 Return of payment due to
  cancellation of contract       35,000          -     35,000           -
 Write-off to bad debts        (288,199)         -   (288,199)          -
 Payments by stockholder        (11,956)         -          -     (11,956)
                              ---------   --------  ---------   ---------

Balance, October 3, 1993        409,466    409,466          -           -

 Accrued interest                29,556     29,556          -           -
 Payments by stockholder        (27,359)   (27,359)         -           -
                              ---------   --------  ---------   ---------

Balance, October 2, 1994        411,663    411,663          -           -

 Accrued interest                32,798     32,798          -           -
 Payments by stockholder        (36,480)   (36,480)         -           -
                              ---------  ---------  ---------   ---------
Balance, October 1, 1995      $ 407,981  $ 407,981  $       -   $       -
                              =========  =========  =========   =========

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

7. STOCKHOLDERS' EQUITY (CONTINUED)

During 1993, a note due from the former Chairman of the Board was deemed uncollectible. The Company was applying amounts due to the former Chairman under a consulting agreement (which provided for payments of $35,000 annually through October 1992) towards payment of the note; however, a bank that held a personal note of the former Chairman obtained a court order, garnishing the consulting fees. In March 1994, the court order was reversed and the bank's appeal was denied. Accordingly, the Company reversed the 1993 accrual of the $67,083 that remained payable under the consulting agreement.

8. INCOME TAXES

Effective October 4, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method (Note 1). The income tax provision for 1993 has not been restated. The Company's pretax income for fiscal years 1995, 1994 and 1993 was $2,575,123, $2,173,913 and $1,329,358,
respectively.  The components of income tax expense were as follows:

                         Liability   Liability    Deferred
                          Method       Method      Method
                        -----------  ----------  ----------
                           1995         1994        1993
                        -----------  ----------  ----------
Current:
  Federal               $  903,964   $ 424,939    $168,925
  State                    266,899     231,092     144,649
                        ----------   ---------    --------
      Total current      1,170,863     656,031     313,574
                        ----------   ---------    --------
Deferred:
  Federal                  (97,914)    212,135     248,943
  State                    (68,366)   (118,460)    ( 8,091)
                        ----------   ---------    --------
      Total deferred      (166,280)     93,675     240,852
                        ----------   ---------    --------

       Total            $1,004,583   $ 749,706    $554,426
                        ==========   =========    ========


The difference between the Company's effective tax rate and the U.S. federal statutory tax rates for fiscal years 1995, 1994 and 1993 are as follows:

                                      1995     1994   1993
                                     -------  ------  -----
Statutory federal income
      tax rate                         34.0%   34.0%  34.0%
State income tax, net of
      federal income tax effect         5.1     3.4   10.3
Other                                   (.1)   (3.0)  (2.6)
                                      -----   -----   ----
      Effective tax rate               39.0%   34.4%  41.7%
                                      =====   =====   ====


                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

8. INCOME TAXES (CONTINUED)

Pennsylvania Act 48 of 1994 was signed into law on June 16, 1994, effective on July 1, 1994. Pursuant to Pennsylvania Act 48 of 1994, for taxable years beginning in 1995 and thereafter, a net operating loss deduction of up to $500,000 is allowable for each taxable year. Losses from previous taxable years can be carried forward and utilized, earliest year first, beginning with 1988 under a predetermined schedule. The amount of deferred state income tax credit as a result of the provisions of the act is $91,099.


The components of deferred income tax expense for 1993 includes:

                                                         1993
                                                       --------
  Net operating loss carryover                         $345,217
  Depreciation                                          (99,064)
  Alternative minimum tax credit                              -
  Allowance for doubtful accounts not
    deductible until written off                        (22,440)
  Investment tax credit                                  19,598
  Capitalized inventory costs                            (2,124)
  Miscellaneous                                            (334)
                                                       --------
              Total                                    $240,852
                                                       ========

Deferred tax assets and liability at October 1, 1995 and October 2, 1994 consist of the following:

                                                             1995       1994
                                                           --------  ---------
Deferred tax assets:
  Allowance for doubtful accounts not
    deductible until written off                           $172,364  $  171,288
  State of Pennsylvania net operating
    loss benefit                                             91,099      93,849
  Capitalized inventory costs                                 2,567       3,001
                                                           --------  ----------
        Total deferred tax assets                          $266,030  $  268,138
                                                           ========  ==========

Deferred tax liability:
  Depreciation                                             $960,419  $1,128,807
                                                           ========  ==========

The net deferred tax liability in the balance sheets at October 1, 1995 and October 2, 1994 includes the following:

                                                    1995       1994
                                                  --------  ----------
 Deferred tax liability                           $960,419  $1,128,807
 Deferred tax asset                                266,030     268,138
                                                  --------  ----------
          Net deferred tax liability              $694,389  $  860,669
                                                  ========  ==========

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

9. COMMITMENTS AND CONTINGENCIES

The Company leases automotive, data processing and office equipment under operating leases.

Total minimum rentals under noncancellable operating leases as of October 1, 1995 are as follows:

                 1996       $233,803
                 1997        181,181
                 1998        124,467
                            --------
                   Total    $539,451
                            ========

Rent expense incurred under these lease agreements was $299,997, $140,581 and $134,412 in 1995, 1994 and 1993, respectively.

In May 1993, the Company received a notice from the U.S. Environmental Protection Agency ("EPA") that it had been named as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") relative to the Frontier Chemicals Superfund Site in Niagara Falls, New York (the "Site"). The Company joined groups of PRPs that entered into a Consent Order with the EPA addressing drums located at the Site (the "Drum Activities") and an Administrative Order on Consent addressing tanks located at the Site (the "Tank Activities"). As a result of its participation in these Orders, the Company has no further obligations with respect to the Drum and Tank Activities, except as noted below.

In October 1994, the Company received a letter from the Drum Activities PRP group stating that the remediation consultant initially retained for those activities and subsequently terminated had filed a civil action in the New York State Supreme Court, Monroe County, for breach of contract against the PRP group and for defamation against certain individuals who may have the right to be indemnified by the PRP group relative to those claims. The total damages sought in the action, excluding punitive damages, which are requested but for which no dollar amounts are specified are approximately $2.8 million, of which approximately $240,000 relate to the breach of contract claim. For the initial phase of this litigation, the Company, as part of the PRP group, paid an assessment of $200.

                         SCANFORMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994 AND OCTOBER 3, 1993

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Management has been advised by counsel to the PRP group that five of the six counts of the complaint have been dismissed, leaving only the breach of contract claim, and that the plaintiff did not respond to a counterclaim made by the PRP group, so is in default regarding that claim. To date, the plaintiff has not prosecuted the claim and it has been removed from the trial calendar.


10. EMPLOYEE BENEFIT PLAN

The Company has a qualified profit-sharing plan with a 401(k) feature covering substantially all of its full-time employees. Company contributions for the profit-sharing portion are discretionary and are determined by the Company's Board of Directors.

Eligible employees may contribute up to 15% of their compensation and the Company matches the lesser of $500 or 25% of those voluntary contributions.

Total expense under this plan was $79,390 in 1995, $77,945 in 1994 and $70,437 in 1993.


11. MAJOR CUSTOMERS

In 1995, one customer accounted for 22.8% of the Company's sales.
Two customers accounted for 11.5% and 10.4% of the Company's sales in 1994 and no customer accounted for 10% of sales during 1993.

                         SCANFORMS, INC. AND SUBSIDIARY

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


===========================================================================================
   Column A                 Column B      Column C      Column D    Column E    Column F
-------------------------------------------------------------------------------------------
                                                 Additions
                                          ----------------------
                            Balance at    Charged to                               Balance
                            beginning     costs and   Charged to                  at end of
Description                 of period     expenses    other accounts  Deductions  of period
-----------                 ----------    ----------  --------------  ----------  ---------
                                                                        (a)
Year ended October 1, 1995:
  Allowance for doubtful
    accounts                $   390,000   $  20,000                  $    -       $ 410,000
                            ===========   =========                  ==========   =========
Year ended October 2, 1994:
  Allowance for doubtful
    accounts                $   458,000   $  (8,850)                 $  59,150    $ 390,000
                            ===========   =========                  =========    =========
Year ended October 3, 1993:
  Allowance for doubtful
    accounts                $   392,000   $  66,107                  $     107    $ 458,000
                            ===========   =========                  =========    =========


(a) Write-offs of accounts receivable, net of recoveries.

                                 Exhibit Index

Exhibit
 Number          Description of Exhibits.
--------         -----------------------

 3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

 3.2 By-laws of the Company, as amended (Incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended September 29, 1991)

10.1 Loan Agreement dated as of June 21, 1995, by and between the Company and Mellon Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended July 2, 1995)

10.2        Note Agreement dated as of January 1, 1994, issued by Robert A.
            Samans to the Company (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

10.3 Scanforms, Inc. Profit Sharing 401-K Plan (Incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the fiscal year ended October 2, 1994)

10.4 Scanforms, Inc. 1992 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-81720), filed with the Commission on July 19, 1994

11          Computation of Earnings Per Common Share

23.1        Consent of Grant Thornton LLP

27          Financial Data Schedule