Form 10-Q
period 1995-12-31
SCANFORMS INC
filed 1996-02-13
CIK 87097

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---
        EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

                                      or

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                        Commission file number  0-6004
                                                ------

                                Scanforms, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                               23-1704876
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    181 Rittenhouse Circle
    Keystone Park, Bristol, Pa.                                       19007
-----------------------------------------                          ----------
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


At February 13, 1996, 3,546,648 shares of common stock, $0.01 par value, were outstanding.

PART I  FINANCIAL INFORMATION
        ---------------------

   Item 1.  Financial Statements.
            ---------------------

                                SCANFORMS, INC.
                                 BALANCE SHEET

      ASSETS                                          DECEMBER 31,      OCTOBER 1,
                                                         1995             1995
                                                     -------------   -------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                          $ 4,574,476     $ 2,910,264
  Note receivable - current portion                        7,449           7,747
  Accounts receivable, net of allowance for
    doubtful accounts of $427,502 - December 31,
    1995 and $410,000 - October 1, 1995                5,127,932       3,673,623
  Inventories (Note 2)                                 1,257,990       1,665,313
  Other current assets                                   498,856         316,012
  Deferred income taxes                                  249,452         266,030
                                                     ------------    ------------
      Total current assets                            11,716,155       8,838,989
                                                     ------------    ------------

Property, plant and equipment - at cost, net of
  accumulated depreciation of $12,115,000 -
  December 31, 1995 and $11,824,356 - October 1,
  1995                                                 7,484,474       7,768,880
                                                     ------------    ------------

Other assets:
   Note receivable - long-term portion                    10,363          12,201
   Other                                                  93,946          73,136
                                                     ------------    ------------
      Total other assets                                 104,309          85,337
                                                     ------------    ------------

                                                     $19,304,938     $16,693,206
                                                     ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt               $   735,390     $   730,692
  Accounts payable                                     1,803,195       1,738,699
  Customer advances                                    4,313,556       3,045,342
  Income taxes payable                                   612,924         189,549
  Other current liabilities                              676,495         563,196
                                                     ------------    ------------
      Total current liabilities                        8,141,560       6,267,478
                                                     ------------    ------------

Long-term debt, net of current maturities              3,718,490       3,900,535
                                                     ------------    ------------

Deferred income taxes                                    899,398         960,419
                                                     ------------    ------------

Stockholders' equity:
  Preferred stock, $1 par;
    500,000 shares authorized; none issued
  Common stock, $0.01 par;                                  -               -
    6,000,000 shares authorized; issued and
    outstanding 3,546,648                                 35,467          35,467
  Capital in excess of par                             1,388,461       1,388,461
  Retained earnings                                    5,528,561       4,548,827
  Less: Note receivable from stockholder                (406,999)       (407,981)
                                                     ------------    ------------
      Total stockholders' equity                       6,545,490       5,564,774
                                                     ------------    ------------

                                                     $19,304,938     $16,693,206
                                                     ============    ============

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------


                                SCANFORMS, INC.
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                           Thirteen Weeks Ended
                                                        December 31   January 1
                                                           1995          1995
                                                        -----------   ----------
Net sales                                              $8,566,130    $7,458,102

Cost of sales                                           5,740,918     5,120,031
                                                       -----------   -----------

Gross profit on sales                                   2,825,212     2,338,071

Operating expense                                       1,192,978     1,086,369
                                                       -----------   -----------

Income from operations                                  1,632,234     1,251,702

Other expenses:
  Interest cost                                             6,737        87,366
                                                       -----------   -----------

Income before income taxes                              1,625,497     1,164,336

Income taxes                                              645,763       476,196
                                                       -----------   -----------

Net income                                                979,734       688,140

Retained earnings-beginning                             4,548,827     2,978,287
                                                       -----------   -----------

Retained earnings-ending                               $5,528,561    $3,666,427
                                                       ===========   ===========




Weighted average number of shares
  fully diluted                                         3,668,296     3,617,262
                                                       ===========   ===========

Net earnings per common share
  fully diluted                                        $    0.27     $    0.19
                                                       ===========   ===========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------

                                SCANFORMS, INC.
                            STATEMENT OF CASH FLOWS

                                                          Thirteen Weeks Ended
                                                      December 31    January 1
                                                          1995          1995
                                                     ------------   ------------
Cash flows from operating activities:
  Cash received from customers                      $ 8,396,406    $ 5,041,918
  Cash paid to suppliers and employees               (6,269,637)    (5,602,742)
  Interest received                                      96,887         46,404
  Interest paid                                        (111,241)      (136,940)
  Income taxes paid                                    (266,831)      (612,650)
                                                     -----------    -----------


  Net cash (used in) operating
    activities                                        1,845,584     (1,264,010)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of plant and equipment                       (6,238)      (788,186)
  Additional CSV on life insurance                         (905)          -
  Payment of vendor note receivable                       2,136           -
  Payment of note from stockholder                          982            920
                                                     -----------    -----------

  Net cash (used in) investing
    activities                                           (4,025)      (787,266)
                                                     -----------    -----------

Cash flows from financing activities:
  Issuance of common shares of
    capital stock                                          -               100
  Paid in surplus on issuance of
    common shares of capital stock                         -             2,900
  Proceeds from long-term debt                             -           603,000
  Repayment of long-term debt                          (177,347)      (304,950)
  Principle payments under capital
    lease obligations                                      -            (6,061)
                                                     -----------    -----------

  Net cash from (used in) financing
    activities                                         (177,347)       294,989
                                                     -----------    -----------

Net increase (decrease) in cash                       1,664,212     (1,756,287)

Cash:
  Beginning                                           2,910,264      3,522,546
                                                     -----------    -----------

  Ending                                            $ 4,574,476    $ 1,766,259
                                                     ===========    ===========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------



                                SCANFORMS, INC.
                            STATEMENT OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Flows From
                             Operating Activities

                                                           Thirteen Weeks Ended
                                                      December 31     January 1
                                                          1995          1995
                                                     ------------   ------------
Net Income                                           $   979,734    $   688,140

Adjustments to reconcile net income
  to net cash (used in) operating
  activities:
    Depreciation and amortization                        290,644        265,035
    Deferred finance charges                               2,199          5,947
    Increase in allowance for doubtful
      accounts                                            15,002         15,002

    Decrease(Increase) in assets:
      Accounts receivable                             (1,469,311)    (1,401,095)
      Inventories                                        407,323       (471,526)
      Other current assets                              (182,844)       138,428
      Deferred income taxes                               16,578           (333)
      Other assets                                       (22,104)       (47,671)

    Increase(decrease) in liabilities:
      Accounts payable                                    64,496        708,367
      Customer advances                                1,268,214     (1,128,413)
      Other current liabilities                          113,299        100,229
      Income taxes payable                               423,375        (95,338)
      Deferred income taxes                              (61,021)       (40,782)
                                                     ------------   ------------
Net cash (used in) operating activities              $ 1,845,584    $(1,264,010)
                                                     ============   ============

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                SCANFORMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

  Note 1 - Basis of Presentation:
  -------------------------------

Accounting Period:

     The registrant employs a fifty-two, fifty-three week year for financial accounting purposes. Accordingly, these quarterly financial statements are for the thirteen week periods ended December 31, 1995 and January 1, 1995. The fiscal year ending September 30, 1996 will consist of fifty-two weeks.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 1, 1995.

Note 2 - Inventories:
---------------------

Inventories consisted of the following:

                                             December 31   October 1
                                                1995         1995
                                             -----------  -----------
             Raw materials                   $  968,579   $1,288,936
            Work in process                     289,411      376,377
                                             ----------   ----------
                                             $1,257,990   $1,665,313
                                             ==========   ==========

Note 3 - Subsequent events:
---------------------------

     The Company reported on February 1, 1996 that a management group, consisting of its President and one of its Directors, has advised that it intends to present to the Company's Board of Directors a proposal which will pay $3.60 cash per share to the Company's public shareholders and would result in the Company becoming privately held by the management group. The proposal resulted from a process commenced with a public announcement in March 1995 of the Company's willingness to consider proposals for a significant transaction. Any such proposal would be contingent upon the negotiation and completion of bank financing by the management group and of final documentation relating to the transaction, the receipt of a fairness opinion and the approval of the Board of Directors, including its independent Director, and of the shareholders at a special meeting.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------

  RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED DECEMBER 31, 1995 VS. THIRTEEN
  --------------------------------------------------------------------------
     WEEKS ENDED JANUARY 1, 1995
     ---------------------------

       The Company's net sales increased from $7,458,102 during the thirteen weeks ended January 1, 1995 to $8,566,130 during the thirteen weeks ended December 31, 1995, a 14.9% increase, principally reflecting an increase in customer demand. Gross profit increased by 20.8% from $2,338,071 to $2,825,212. The increase in gross profit was primarily the result of the higher sales volume which contributed to more efficient productivity. In addition declining paper prices during this period plus a special order from one of the Company's larger customers contributed to the high margin.

       Operating expense was $1,192,978 and $1,086,369 for the first thirteen weeks of fiscal 1996 and fiscal 1995, respectively. The increase of 9.8% was due to various factors including increased compensation expense, the payment of performance bonuses, consulting fees and an increase in costs related to acquisition and merger considerations and the preparation of the annual report.

       Interest cost decreased from $87,366 to $6,737 during the first thirteen weeks of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was due primarily to the reduction of interest rates under the loan agreements with the new lending institution which occurred in July of 1995, and the additional interest income earned as a result of higher cash balances.


  GENERAL:
  --------

       Competition in the direct mail industry continues to be strong, and overall pricing remains somewhat depressed. The Company, because of its investment in upgrading its press quality performance and with the acquisition of additional personalization equipment, is in a good position to compete in the tight market.

       As explained in Note 3 of the financial statements, the Company has been advised that a proposal will be forthcoming from a management group to acquire all the common stock of the public shareholders and to take the Company private.

  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - (continued)
           -------------------------------------------------

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------

       The Company's working capital increased to $3,574,595 as of December 31, 1995, an increase of $1,003,084 or 30.0% from $2,571,511 on October 1, 1995.
  The increase was the result of an increase in net income for the thirteen week period.

       Certain other significant balance sheet changes during the 13 weeks ended December 31, 1995 included an increase in customer advances of $1,268,214, an increase in accounts receivable of $1,469,311, a decrease in inventories of $407,323 and an increase in income taxes payable of $423,375. The increase in customer advances represents customer payments to cover postage costs, as the Company delivers direct mail materials to the post office for shipment over the near future. Accounts receivable were higher due to increased billings in the first quarter of 1996, reflecting increased sales. The decrease in inventories is the result of the consumption of built up paper inventory during the 13 week period and the higher billings of work-in-process as of the end of the period. The increase in the income taxes payable is the result of the higher profits in the first quarter of 1996 versus the first quarter of 1995 and the timing differences between the accrual and the payment of income taxes.

       The Company is in the process of purchasing additional production equipment for product personalization in the amount of $972,800, which is anticipated to be financed by five year term purchase money debt and for the press area in the amount of $98,000, which will be financed by working capital. These acquisitions are necessary to service the Company's existing customer base and remain competitive.

       During the first quarter of 1996, the Company did not utilize its working capital line of credit with its principal lending bank. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit ($1,246,446 as of December 31, 1995) will enable the Company to meet its currently anticipated operating requirements during the fiscal year 1996.

  PART II  OTHER INFORMATION
  -------  -----------------

  Item 5: OTHER INFORMATION

            The Company reported on February 1, 1996 that a management group, consisting of its President and one of its Directors, has advised that it intends to present to the Company's Board of Directors a proposal which will pay $3.60 cash per share to the Company's public shareholders and would result in the Company becoming privately held by the management group. The proposal resulted from a process commenced with a public announcement in March 1995 of the Company's willingness to consider proposals for a significant transaction. Any such proposal would be contingent upon the negotiation and completion of bank financing by the management group and of final documentation relating to the transaction, the receipt of a fairness opinion and the approval of the Board of Directors, including its independent Director, and the shareholders at a special meeting.

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

  DATE: February 13, 1996



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