Form 10-Q
period 1996-03-31
SCANFORMS INC
filed 1996-05-13
CIK 87097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       or

  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                          Commission file number 0-6004
                                                 ------
                                 Scanforms, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 23-1704876
- -------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


    181 Rittenhouse Circle
    Keystone Park, Bristol, Pa.                       19007
- ----------------------------------------            ----------
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

                     Yes __ X__     No _____

At May 13, 1996, 3,546,648 shares of common stock, $0.01 par value, were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements.

                                 SCANFORMS, INC.
                                  BALANCE SHEET

         ASSETS                                     MARCH 31,     OCTOBER 1,
                                                      1996          1995
                                                  ------------   -----------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                       $10,826,504    $ 2,910,264
  Note receivable - current portion                     7,024          7,747
  Accounts receivable, net of allowance for
    doubtful accounts of $432,602 - March 31,
    1996 and $410,000 - October 1, 1995             4,658,398      3,673,623
  Inventories (Note 2)                              1,216,590      1,665,313
  Other current assets                                532,341        316,012
  Deferred income taxes                               232,874        266,030
                                                  -----------    -----------
      Total current assets                         17,473,731      8,838,989
                                                  -----------    -----------

Property, plant and equipment - at cost, net of
  accumulated depreciation of $12,436,054
  March 31, 1996 and $11,824,356 - October 1,
  1995                                              8,106,219      7,768,880
                                                  -----------    -----------
Other assets:
  Note receivable - long-term portion                   9,138         12,201
  Other                                               195,390         73,136
                                                  -----------    -----------
      Total other assets                              251,528         85,337
                                                  -----------    -----------
                                                  $25,784,478    $16,693,206
                                                  ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $   839,959    $   730,692
  Accounts payable                                  1,791,900      1,738,699
  Customer advances                                 9,706,128      3,045,342
  Income taxes payable                                254,393        189,549
  Other current liabilities                           915,866        563,196
                                                  -----------    -----------
      Total current liabilities                    13,508,246      6,267,478
                                                  -----------    -----------
Long-term debt, net of current maturities           4,278,802      3,900,535
                                                  -----------    -----------
Deferred income taxes                                 849,821        960,419
                                                  -----------    -----------
Stockholders' equity:
  Preferred stock, $1 par;
    500,000 shares authorized; none issued
  Common stock, $0.01 par;                               -              -
    6,000,000 shares authorized; issued and
    outstanding 3,546,648                              35,467         35,467
  Capital in excess of par                          1,388,462      1,388,462
  Retained earnings                                 6,129,697      4,548,826
  Less: Note receivable from stockholder             (406,017)      (407,981)
                                                  -----------    -----------
      Total stockholders' equity                    7,147,609      5,564,774
                                                  -----------    -----------
                                                  $25,784,478    $16,693,206
                                                  ===========    ===========
See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                 SCANFORMS, INC.
                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                Twenty Six Weeks Ended    Thirteen Weeks Ended
                                March 31      April 2     March 31     April 2
                                   1996         1995        1996        1995
                               -----------  -----------  ----------  ----------
Net sales                      $16,076,498  $13,498,055  $7,510,368  $6,039,953
Cost of sales                   10,818,084    9,670,393   5,077,166   4,550,361
                               -----------  -----------  ----------  ----------
Gross profit on sales            5,258,414    3,827,662   2,433,202   1,489,592

Operating expense                2,347,501    2,058,927   1,154,523     972,559
                               -----------  -----------  ----------  ----------
Income from operations           2,910,913    1,768,735   1,278,679     517,033
Other expenses:
  Merger and acquisition
    costs                          277,000         -        277,000        -
  Interest cost                      6,913      198,329         176     110,963
                               -----------  -----------  ----------  ----------
Income before income taxes       2,627,000    1,570,406   1,001,503     406,070

Income taxes                     1,046,129      640,197     400,366     163,999
                               -----------  -----------  ----------  ----------
Net income                       1,580,871      930,209     601,137     242,071

Retained earnings-beginning      4,548,826    2,978,287   5,528,560   3,666,427
                               -----------  -----------  ----------  ----------
Retained earnings-ending       $ 6,129,697  $ 3,908,496  $6,129,697  $3,908,496
                               ===========  ===========  ==========  ==========

Weighted average number of
  common shares fully diluted    3,688,280   3,632,845    3,688,280   3,632,845
                               ===========  ==========   ==========  ==========
Net earnings per common
  share fully diluted          $   0.43     $   0.25     $   0.16    $   0.07
                               ===========  ==========   ==========  ==========

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                 SCANFORMS, INC.
                             STATEMENT OF CASH FLOWS

                                                        Thirteen Weeks Ended
                                                       March 31       April 2
                                                         1996          1995
                                                       --------       -------
Cash flows from operating activities:
  Cash received from customers                       $21,828,351   $11,815,230
  Cash paid to suppliers and employees               (12,377,200)  (11,728,383)
  Interest received                                      213,997        84,960
  Interest paid                                         (215,119)     (284,252)
    Income taxes paid                                 (1,058,725)     (869,111)
                                                     -----------   -----------
  Net cash (used in) operating
    activities                                         8,391,304      (981,556)
                                                     -----------   -----------
Cash flows from investing activities:
  Purchases of plant and equipment                      (158,517)     (814,612)
  Additional CSV on life insurance                        (1,811)         -
  Payment of vendor note receivable                        3,786          -
  Payment of note from stockholder                         1,964         1,841
                                                     -----------   -----------
  Net cash (used in) investing
    activities                                          (154,578)     (812,612)
                                                     -----------   -----------
Cash flows from financing activities:
  Issuance of common shares of
    capital stock                                             -            100
  Paid in surplus on issuance of
    common shares of capital stock                            -          2,900
  Proceeds from long-term debt                            35,537     1,350,737
  Repayment of long-term debt                           (347,846)     (965,934)
  Principle payments under capital
    lease obligations                                     (8,177)      (11,556)
                                                     -----------   -----------
  Net cash from (used in) financing
    activities                                          (320,486)      376,247
                                                     -----------   -----------
Net increase(decrease) in cash                         7,916,240    (1,418,080)

Cash:
  Beginning                                            2,910,264     3,522,546
                                                     -----------   -----------
  Ending                                             $10,826,504   $ 2,104,466
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

                                                                       Unaudited
                                                                       ---------
                                 SCANFORMS, INC.
                             STATEMENT OF CASH FLOWS

               RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM
                              OPERATING ACTIVITIES

                                                        Twenty Six Weeks Ended
                                                         March 31     April 2
                                                           1996        1995
                                                         --------     -------

Net Income                                           $ 1,580,871   $   930,210

Adjustments to reconcile net income
  to net cash (used in) operating
  activities:
    Depreciation and amortization                        629,198       531,392
    Deferred finance charges                               4,399        11,894
    Increase in allowance for doubtful
      accounts                                            30,004        30,004

    Decrease(Increase) in assets:
      Accounts receivable                             (1,014,779)       82,034
      Inventories                                        448,723      (371,313)
      Other current assets                              (216,329)     (253,300)
      Deferred income taxes                               33,156          (666)
      Other assets                                      (124,842)     (227,896)

    Increase(decrease) in liabilities:
      Accounts payable                                    53,201       307,779
      Customer advances                                6,660,786    (1,878,183)
      Other current liabilities                          352,670        84,738
      Income taxes payable                                64,844      (147,255)
      Deferred income taxes                             (110,598)      (80,994)
                                                     -----------   -----------
Net cash (used in) operating activities              $ 8,391,304   $  (981,556)
                                                     ===========   ===========

             SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

Property acquired under capital leases               $   808,020   $     -

See accompanying notes to financial statements.

                                                                       Unaudited
                                                                       ---------
                                 SCANFORMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Accounting Period:
         The registrant employs a fifty-two, fifty-three week year for financial accounting purposes. Accordingly, these quarterly financial statements are for the twenty six week and thirteen week periods ended March 31, 1996 and April 2, 1995. The fiscal year ending September 29, 1996 will consist of fifty-two weeks.
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty six weeks and thirteen weeks ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 1, 1995.

Note 2 - Inventories:

Inventories consisted of the following:

                                           March 31     October 1
                                             1996          1995
                                          ----------    ----------
            Raw materials                 $  956,082    $1,288,936
           Work in process                   260,508       376,377
                                          ----------    ----------
                                          $1,216,590    $1,665,313
                                          ==========    ==========

Note 3 - Subsequent events:

         The Board of Directors of the Company has entered into an Agreement and Plan of Merger, dated as of February 15, 1996, as amended as of April 4, 1996 (the "Merger Agreement"), between the Company and SCFM Corp. ("SCFM"), a Delaware corporation which is wholly owned by the President and Chairman of the Board of Directors of the Company and a director of the Company (together, the "Management Group"). Pursuant to the Merger Agreement, SCFM will merge with and into the Company (the "Merger"), with the Company being the surviving

                                                                       Unaudited
                                                                       ---------
                                 SCANFORMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Subsequent events (continued):

corporation. Each outstanding share of the common stock, par value $.01 per share, of the Company (the "Shares"), including an aggregate of approximately 277,778 Shares held by the Management Group, will be converted into the right to receive $3.60 in cash, without interest. Each of the shares of common stock of SCFM outstanding immediately prior to the effective time of the Merger will be converted into one share of common stock of the surviving corporation. As a result of the Merger, stockholders of the Company who are not members of the Management Group will no longer have any equity interest in the Company and the Company will be privately held by the members of the Management Group. The Merger is conditioned upon, among other things, the approval and adoption of the Merger Agreement by the holders of at least a majority of the Shares.

         On March 22, 1996, the Chairman of the Board of Directors and Chief Executive Officer of American Banknote Corporation ("ABN") sent a letter to the Company's President advising him that ABN was filing a Schedule 13D with the Securities and Exchange Commission (the "Commission") announcing that it had acquired approximately 5.32% of the outstanding Shares and describing ABN's potential interest in the Company, including the possibility of ABN making a proposal relating to a merger transaction between ABN and the Company. The letter further stated that based upon ABN's preliminary valuation of the Company, stockholders of the Company would receive greater value in a transaction with ABN than they would pursuant to the Merger. On April 8, 1996, the Company and ABN entered into a confidentiality agreement. Certain of the Company's proprietary information has been delivered to ABN under the terms of that Agreement. The Company has had subsequent discussions with ABN in which ABN has indicated that its interest in merging with or acquiring the Company is conditioned upon ABN's ability to reach agreement with the Company's President regarding his continued employment and other matters. The Company's President has advised the Company that he has not entered into any agreement with ABN and intends to proceed with the transactions contemplated by the Merger Agreement.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: TWENTY SIX WEEKS ENDED MARCH 31, 1996 VS. TWENTY SIX
           WEEKS ENDED APRIL 2, 1995

         The Company's net sales increased from $13,498,055 during the twenty six weeks ended April 2, 1995 to $16,076,498 during the twenty six weeks ended March 31, 1996, a 19.1% increase, principally reflecting an increase in customer demand. Gross profit increased by 37.4% from $3,827,662 to $5,258,414 in the period. The increase in gross profit was primarily the result of the higher sales volume and the resultant increase in production efficiency.

         Operating expense was $2,347,501 and $2,058,927 for the first twenty six weeks of fiscal 1996 and fiscal 1995, respectively. The increase of 14.0% was due to various factors, including increased sales compensation on higher sales volumes, other compensation expense, the payment of performance bonuses, consulting fees and the preparation of the annual report, which factors were offset by more delivery service charges being passed on to customers.

         Merger and acquisition costs for the twenty six weeks ended March 31, 1996 are fees incurred by the Company in connection with the evaluation, registration and preparation of proposals presented to the Company relating to a sale or merger and costs incurred by the Management Group in connection with the Merger which costs the Company has agreed to pay pursuant to the Merger Agreement. These fees are primarily for evaluation and a fairness opinion by the Company's financial advisor, together with legal and accounting fees.

         Interest cost decreased from $198,329 to $6,913 during the first twenty six weeks of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was due primarily to the reduction of interest rates under the loan agreements with the new lending institution which were entered into in July of 1995, and the additional interest income earned as a result of higher cash balances.

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED MARCH 31, 1996 VS. THIRTEEN WEEKS
       ENDED APRIL 2, 1995

         The Company's net sales increased from $6,039,953 during the thirteen weeks ended April 2, 1995 to $7,510,368 during the thirteen weeks ended March 31, 1996, a 24.3% increase, principally reflecting an increase in orders by a major customer. Gross profit increased by 63.3% from $1,489,592 to $2,433,202. The increase in gross profit was primarily the result of the higher sales volume, and the resultant increase in production efficiency and utilization of plant facilities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (continued)

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED MARCH 31, 1996 VS.
     THIRTEEN WEEKS ENDED APRIL 2, 1995 (continued)

         Operating expense was $1,154,523 and $972,559 for the second thirteen weeks of fiscal 1996 and fiscal 1995, respectively. The increase of 18.7% was due to increased sales compensation on the higher sales volume, advertising and trade shows and performance bonus compensation expense, offset by the passing of more delivery service charges on to customers.

         Merger and acquisition costs for the thirteen weeks ended March 31, 1996 are fees incurred by the Company in connection with the evaluation, registration and preparation of proposals presented to the Company relating to a sale or merger and costs incurred by the Management Group in connection with the Merger which costs the Company has agreed to pay pursuant to the Merger Agreement. These fees are primarily for evaluation and a fairness opinion by the Company's financial advisor, together with legal and accounting fees.

         Interest cost decreased from $110,963 to $176 during the second thirteen weeks of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was due primarily to the reduction of interest rates under the loan agreements with the new lending institution which were entered into in July of 1995, and the additional interest income earned as a result of higher cash balances.

GENERAL:

         Competition in the direct mail industry continues to be strong, and overall pricing remains somewhat depressed in selected segments of the business. The Company, because of its investment in upgrading its press quality performance and with the acquisition of additional personalization equipment, is in a good position to compete.

         On February 15, 1996, the Company entered into the Merger Agreement with SCFM, a company which is wholly owned by the members of the Management Group. The Merger Agreement provides, among other things, that the public stockholders of the Company would receive a cash payment of $3.60 per Share in exchange for their Shares. As a result of the Merger, the Company will be privately held by the Management Group. The Merger is conditioned upon, among other things, approval and adoption of the Merger Agreement by the holders of a majority of the Shares. See Item 5 of this report and Note 3 of the financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (continued)

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital increased to $4,072,026 as of March 31, 1996, an increase of $1,500,515 or 58.4% from $2,571,511 on October 1, 1995. The increase was the result of an increase in net income for the twenty six week period.

         Certain other significant balance sheet changes during the twenty six weeks ended March 31, 1996 included an increase in customer advances of $6,660,786 which will be used in the future for the purchase of postage as the customers' mailings are delivered to the post office and for the payment of invoices as the services are billed. An increase in accounts receivable of $1,014,780 was due to higher billings in the second quarter of 1996, reflected in the increased sales and decrease of $448,723 in inventories.

         The Company has entered into lease agreements for computer and printing equipment in the amount of $808,020 to be used in the personalization of the direct mail. These leases are for five years with a fair market value purchase price at the end of the leases. The leases will be treated as capitalized leases and amortized over the estimated useful lives of the equipment of 5 years.

         Equipment in the amount of $170,265 of which $84,460 is included in the equipment purchases has been financed for 5 years by a term note of $169,665. Upon delivery of the final piece of equipment in the amount of $85,805 in May of 1996, the Company will receive $81,647 in cash for reimbursement of the deposits that were paid for the equipment purchases.

         The Company is in the process of expanding the shop area for its computer production. The anticipated cost will be $120,000 which will be paid from working capital.

         During the first twenty six weeks of 1996, the Company did not utilize its working capital line of credit with its principal lending bank. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit (as of March 31, 1996, the availability was zero due to extraordinary high customer deposits) will enable the Company to meet its currently anticipated operating requirements during the fiscal year 1996.

PART II  OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on February 27, 1996. At the meeting, the Stockholders voted on the following matter:

         Election of Directors - The stockholders cast 2,690,581 votes for, and withheld authority to cast 47,034 votes for, the election of Sebastian A. Carcioppollo. The stockholders cast 2,690,581 votes for, and withheld authority to cast 47,034 votes for, the election of Joel R. Jacks. The stockholders cast 2,691,281 votes for, and withheld authority to cast 46,334 votes for, the election of Robert A. Samans.

Item 5: OTHER INFORMATION

         The Board of Directors of the Company has entered into an Agreement and Plan of Merger, dated as of February 15, 1996, as amended as of April 4, 1996 (the "Merger Agreement"), between the Company and SCFM Corp. ("SCFM"), a Delaware corporation which is wholly owned by the President and Chairman of the Board of Directors of the Company and a director of the Company (together, the "Management Group"). Pursuant to the Merger Agreement, SCFM will merge with and into the Company (the "Merger"), with the Company being the surviving corporation. Each outstanding share of the common stock, par value $.01 per share, of the Company (the "Shares"), including an aggregate of approximately 277,778 Shares held by the Management Group, will be converted into the right to receive $3.60 in cash, without interest. Each of the shares of common stock of SCFM outstanding immediately prior to the effective time of the Merger will be converted into one share of common stock of the surviving corporation. As a result of the Merger, stockholders of the Company who are not members of the Management Group will no longer have any equity interest in the Company and the Company will be privately held by the members of the Management Group. The Merger is conditioned upon, among other things, the approval and adoption of the Merger Agreement by the holders of at least a majority of the Shares.

         On March 22, 1996, the Chairman of the Board of Directors and Chief Executive Officer of American Banknote Corporation ("ABN") sent a letter to the Company's President advising him that ABN was filing a Schedule 13D with the Securities and Exchange Commission (the "Commission") announcing that it had acquired approximately 5.32% of the outstanding Shares and describing ABN's potential interest in the Company, including the possibility of ABN making a proposal relating to a merger transaction between ABN and the Company. The letter further stated that based upon ABN's preliminary valuation of the Company, stockholders of the Company would receive greater value in a transaction with ABN than they would pursuant to the Merger. On April 8, 1996, the Company and ABN entered into a confidentiality agreement. Certain of the Company's proprietary information has been delivered to ABN under the terms of that Agreement. The Company has had subsequent discussions with ABN in which ABN has indicated that its interest in merging with or acquiring the Company is conditioned upon ABN's ability to reach agreement with the Company's President regarding his continued employment and other matters. The Company's President has advised the Company that he has not entered into any agreement with ABN and intends to proceed with the transactions contemplated by the Merger Agreement.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS:

           2 (a) Agreement and Plan of Merger dated as of February 15, 1996, as amended as of April 4, 1996, between SCFM Corp. and the Company

           27    Financial Data Schedule

     b.  REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SCANFORMS, INC.

DATE: May 13, 1996


                                     /s/ Robert A. Samans
                                     ----------------------------------------
                                     Robert A. Samans, President




                                     /s/ William P. Carey
                                     ----------------------------------------
                                     William P. Carey, Treasurer
                                      (Principle Financial and
                                       Accounting Officer)