Form 10-Q
period 1996-06-30
SCANFORMS INC
filed 1996-08-14
CIK 87097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

                         Commission file number  0-6004
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
                     Yes   X      No
                         -----       -----


At August 12, 1996, 3,546,648 shares of common stock, $0.01 par value, were outstanding.

PART I  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS.

                                 SCANFORMS, INC.
                                  BALANCE SHEET

       ASSETS                                       JUNE 30,    OCTOBER 1,
                                                     1996         1995
                                                  -----------  -----------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $ 8,961,007  $ 2,910,264
  Note receivable - current portion                     7,200        7,747
  Accounts receivable, net of allowance for
    doubtful accounts of $447,607 - June 30,
    1996 and $410,000 - October 1, 1995             4,890,167    3,673,623
  Inventories (Note 2)                              1,039,877    1,665,313
  Other current assets                                361,695      316,012
  Deferred income taxes                               216,296      266,030
                                                  -----------  -----------
      Total current assets                         15,476,242    8,838,989
                                                  -----------  -----------

Property, plant and equipment - at cost, net of
  accumulated depreciation of $12,436,054 -
  March 31, 1996 and $11,824,356 - October 1,
  1995                                              8,046,024    7,768,880
                                                  -----------  -----------

Other assets:
   Note receivable - long-term portion                  7,269       12,201
   Other                                               60,931       73,136
                                                  -----------  -----------
      Total other assets                               68,200       85,337
                                                  -----------  -----------

                                                  $23,590,466  $16,693,206
                                                  -----------  -----------
                                                  -----------  -----------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $   883,807  $   730,692
  Accounts payable                                  1,489,218    1,738,699
  Customer advances                                 6,492,109    3,045,342
  Income taxes payable                                635,586      189,549
  Other current liabilities                           991,178      563,196
                                                  -----------  -----------
      Total current liabilities                    10,491,898    6,267,478
                                                  -----------  -----------

Long-term debt, net of current maturities           4,188,156    3,900,535
                                                  -----------  -----------

Deferred income taxes                                 758,097      960,419
                                                  -----------  -----------

Stockholders' equity:
  Preferred stock, $1 par;
    500,000 shares authorized; none issued
  Common stock, $0.01 par;                               -            -
    6,000,000 shares authorized; issued and
    outstanding 3,546,648                              35,467       35,467
  Capital in excess of par                          1,388,462    1,388,462
  Retained earnings                                 7,133,421    4,548,826
  Less: Note receivable from stockholder             (405,035)    (407,981)
                                                  -----------  -----------
      Total stockholders' equity                    8,152,315    5,564,774
                                                  -----------  -----------

                                                  $23,590,466  $16,693,206
                                                  -----------  -----------
                                                  -----------  -----------

See accompanying notes to financial statements.

                                                                       UNAUDITED


                                 SCANFORMS, INC.
                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                 Thirty Nine Weeks Ended   Thirteen Weeks Ended
                                   June 30      July 2     June 30     July 2
                                     1996        1995        1996       1995
                                 ----------- -----------  ----------  ----------

Net sales                        $24,671,347 $18,596,480  $8,594,850  $5,098,425
Cost of sales                     16,213,957  13,385,840   5,395,872   3,715,445
                                 ----------- -----------  ----------  ----------

Gross profit on sales              8,457,390   5,210,640   3,198,978   1,382,980

Operating expense                  3,604,550   3,005,143   1,257,049     946,216
                                 ----------- -----------  ----------  ----------

Income from operations             4,852,840   2,205,497   1,941,929     436,764

Other expenses:
  Merger and acquisition
    costs                            542,484        -        265,484        -
  Interest cost                      (23,333)    313,515     (30,245)    115,186
                                 ----------- -----------  ----------  ----------

Income before income taxes         4,333,689   1,891,982   1,706,690     321,578

Income taxes                       1,749,094     776,407     702,965     136,212
                                 ----------- -----------  ----------  ----------

Net income                         2,584,595   1,115,575   1,003,725     185,366


Retained earnings-beginning        4,548,826   2,978,287   6,129,697   3,908,496
                                 ----------- -----------  ----------  ----------

Retained earnings-ending         $ 7,133,421 $ 4,093,862  $7,133,422  $4,093,862
                                 ----------- -----------  ----------  ----------
                                 ----------- -----------  ----------  ----------


Weighted average number of
  common shares fully diluted      3,709,691  3,652,866    3,709,691   3,652,866
                                 ----------- -----------  ----------  ----------
                                 ----------- -----------  ----------  ----------

Net earnings per common
  share fully diluted             $   0.70    $   0.30    $   0.27    $   0.05
                                 ----------- -----------  ----------  ----------
                                 ----------- -----------  ----------  ----------




See accompanying notes to financial statements.

                                                                       UNAUDITED

                                 SCANFORMS, INC.
                             STATEMENT OF CASH FLOWS

                                               Thirty Nine Weeks Ended
                                                 June 30       July 2
                                                  1996          1995
                                               -----------   -----------
Cash flows from operating activities:
  Cash received from customers                 $27,131,460   $18,971,990
  Cash paid to suppliers and employees         (18,859,441)  (16,850,160)
  Interest received                                359,645       132,557
  Interest paid                                   (330,823)     (438,204)
    Income taxes paid                           (1,455,644)   (1,168,887)
                                               -----------   -----------


Net Cash Provided                                6,845,197       647,296
                                               -----------   -----------

Cash flows from investing activities:
  Purchases of plant and equipment                (389,016)   (1,147,168)
  Proceeds on sale of equipment                        360          -
  Additional CSV on life insurance                  (7,496)         -
  Payment of vendor note receivable                  5,479          -
  Payment of note from stockholder                   2,946         2,761
                                               -----------   -----------

  Net cash (used in) investing
    activities                                    (387,727)   (1,144,407)
                                               -----------   -----------

Cash flows from financing activities:
  Issuance of common shares of
    capital stock                                       -            200
  Paid in surplus on issuance of
    common shares of capital stock                      -          5,800
  Proceeds from long-term debt                     169,665     3,850,737
  Repayment of long-term debt                     (528,283)   (3,592,896)
  Principle payments under capital
    lease obligations                              (48,109)      (17,252)
                                               -----------   -----------

  Net cash from (used in) financing
    activities                                    (406,727)      246,589
                                               -----------   -----------

Net increase(decrease) in cash                   6,050,743      (250,522)

Cash:
  Beginning                                      2,910,264     3,522,546
                                               -----------   -----------

  Ending                                       $ 8,961,007   $ 3,272,024
                                               -----------   -----------
                                               -----------   -----------


See accompanying notes to financial statements.

                                                                       UNAUDITED


                                 SCANFORMS, INC.
                             STATEMENT OF CASH FLOWS

               RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM
                              OPERATING ACTIVITIES

                                                Thirty Nine Weeks Ended
                                                  June 30      July 2
                                                    1996        1995
                                                -----------  -----------

Net Income                                      $ 2,584,595  $ 1,115,575

Adjustments to reconcile net income
  to net cash (used in) operating
  activities:
    Depreciation and amortization                   956,069      814,209
    (Gain)Loss on disposal of fixed assets            2,906      (20,375)
    Deferred finance charges                          6,597       50,867
    Increase in allowance for doubtful
      accounts                                       45,006       45,006

    Decrease(Increase) in assets:
      Accounts receivable                        (1,261,550)     729,371
      Inventories                                   625,436     (635,926)
      Other current assets                          (45,683)     (99,261)
      Deferred income taxes                          49,734         (999)
      Other assets                                   13,104      (88,726)

    Increase(decrease) in liabilities:
      Accounts payable                             (249,481)    (124,950)
      Customer advances                           3,446,767     (759,803)
      Other current liabilities                     427,982       13,789
      Income taxes payable                          446,037     (279,076)
      Deferred income taxes                        (202,322)    (112,405)
                                                -----------  -----------

Net cash from operating activities              $ 6,845,197  $   647,296
                                                -----------  -----------
                                                -----------  -----------


             SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

Property acquired under capital leases          $   847,463  $      -


See accompanying notes to financial statements.

                                                                       UNAUDITED

                                 SCANFORMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

Accounting Period:
     The registrant employs a fifty-two, fifty-three week year for financial accounting purposes. Accordingly, these quarterly financial statements are for the thirty nine week and thirteen week periods ended June 30, 1996 and July 2, 1995. The fiscal year ending September 29, 1996 will consist of fifty-two weeks.
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty nine weeks and thirteen weeks ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 1, 1995.


NOTE 2 - INVENTORIES:

Inventories consisted of the following:
                                        June 30     October 1
                                          1996         1995
                                       ----------   ----------

            Raw materials              $  874,637   $1,288,936
           Work in process                165,240      376,377
                                       ----------   ----------
                                       $1,039,877   $1,665,313
                                       ----------   ----------
                                       ----------   ----------


NOTE 3 - SUBSEQUENT EVENTS:

     On July 31, 1996, the Company entered into an Agreement and Plan of Merger ("Big Flower Merger Agreement") with Big Flower Press Holdings, Inc. ("Big Flower") and Scanforms Acquisition Corp., an indirect wholly owned subsidiary of Big Flower ("Sub") which provides, among other things, for the merger of Sub with and into the Company ("Big Flower Merger"). In the Big Flower Merger, each outstanding share of the common stock, par value $0.01 per share, of the Company (the "Shares") (other than Shares held by Big

                                                                       UNAUDITED

                                 SCANFORMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENTS (CONTINUED):

Flower and its subsidiaries, the Company and stockholders who perfect appraisal rights under Delaware law) will be converted into a fraction of a share of common stock, par value $0.01 per share, of Big Flower (the "Big Flower Shares") equal to $5.75 divided by the average closing price of the Big Flower Shares on the New York Stock Exchange during the ten trading day period ending three trading days prior to the meeting of the Company's stockholders to vote upon approval and adoption of the Big Flower Merger Agreement, provided that in no event will the fraction of a Big Flower Share be greater than .4423 or less than
 .3833. The Big Flower Merger Agreement may be terminated by the Company if such average price of the Big Flower Shares is less than $11.50 and by Big Flower if such average price of the Big Flower Shares is greater than $16.50. Consummation of the Big Flower Merger is conditioned upon, among other things, the approval of the Big Flower Merger Agreement by at least a majority of the outstanding Shares. Robert A. Samans, President and Chairman of the Board of Directors of the Company, and Sebastian A. Carcioppolo, a director of the Company (together the "Management Group"), have agreed to vote the Shares they beneficially own, representing approximately 44% of the outstanding Shares, in favor of approval of the Big Flower Merger Agreement.

     In anticipation of the execution of the Big Flower Merger Agreement, the Board of Directors of the Company, on the advice of the independent committee of the Board, and SCFM Corp., a Delaware corporation which is wholly owned by the Management Group ("SCFM"), have terminated the Agreement and Plan of Merger, dated as of February 15, 1996, as amended, by and between the Company and SCFM (the "Management Group Merger Agreement"). Pursuant to the Management Group Merger Agreement, SCFM would have been merged with and into the Company (the "Management Group Merger"), and each outstanding Share (other than Shares held by SCFM, the Company and stockholders who perfect appraisal rights under Delaware law), would have been converted into the right to receive $3.80 in cash.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THIRTY NINE WEEKS ENDED JUNE 30, 1996 VS.
     THIRTY NINE WEEKS ENDED JULY 2, 1995

     The Company's net sales increased from $18,596,480 during the thirty nine weeks ended July 2, 1995 to $24,671,347 during the thirty nine weeks ended
June 30, 1996, a 32.7% increase, principally reflecting an increase in customer demand. Gross profit increased by 62.3% from $5,210,642 to $8,457,390 in the period. The increase in gross profit was primarily the result of the higher sales volume and the resultant increase in production efficiency.

     Operating expense was $3,604,550 and $3,005,143 for the first thirty nine weeks of fiscal 1996 and fiscal 1995, respectively. The increase of 19.9% was due to various factors, including increased sales compensation on higher sales volumes, other compensation expense, the payment of performance bonuses, consulting fees and the preparation of the annual report, which factors were offset by more delivery service charges being passed on to customers.

     Merger and acquisition costs for the thirty nine weeks ended June 30, 1996 are fees incurred by the Company in connection with the Management Group and Big Flower acquisition proposals presented to the Company and costs incurred by the Management Group in connection with the Management Group Merger Agreement (which costs the Company has agreed to pay pursuant to the Management Group Merger Agreement) in the amount of $444,387. Such merger and acquisition costs were principally for evaluation and a fairness opinion by the Company's financial advisor, together with legal and accounting fees. In addition $108,096 was incurred or accrued in connection with negotiation and due diligence costs relating to the Big Flower Merger as explained in Subsequent Events.

     Interest cost decreased by $336,848 from $313,515 to $23,333 in interest income over interest expense during the first thirty nine weeks of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was due primarily to the reduction of interest rates under the loan agreements which were entered into in July of 1995, additional interest income earned as a result of higher cash balances and a decrease in the write off of deferred finance expense.

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED JUNE 30, 1996 VS.
     THIRTEEN WEEKS ENDED JULY 2, 1995

     The Company's net sales increased from $5,098,425 during the thirteen weeks ended July 2, 1995 to $8,594,850 during the thirteen weeks ended June 30, 1996, a 68.6% increase, principally reflecting

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS: THIRTEEN WEEKS ENDED JUNE 30, 1996 VS.
     THIRTEEN WEEKS ENDED JULY 2, 1995 (CONTINUED)

an increase in orders by a major customer. Gross profit increased by 131.3% from $1,382,980 to $3,198,978. The increase in gross profit was primarily the result of the higher sales volume, and the resultant increase in production efficiency and utilization of plant facilities.

     Operating expense was $1,257,049 and $946,216 for the third quarter thirteen weeks of fiscal 1996 and fiscal 1995, respectively. The increase of 32.9% was due to increased sales compensation on the higher sales volume, advertising, trade shows and performance bonus compensation expense.

     Merger and acquisition costs for the thirteen weeks ended June 30, 1996 are fees incurred by the Company in connection with the Management Group and Big Flower acquisition proposals presented to the Company and costs incurred by the Management Group in connection with the Management Group Merger Agreement (which costs the Company has agreed to pay pursuant to the Management Group Merger Agreement) in the amount of $157,387. Such merger and acquisition costs were principally for evaluation and a fairness opinion by the Company's financial advisor, together with legal and accounting fees. In addition $108,096 was incurred or accrued in connection with negotiation and due diligence costs relating to the Big Flower Merger as explained in Subsequent Events.

     Interest cost decreased by $145,431 from $115,186 to $30,245 in excess interest income over interest expense during the third quarter thirteen week period of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was due primarily to the reduction of interest rates under the loan agreements which were entered into in July of 1995, additional interest income earned as a result of higher cash balances and a decrease in the write off of deferred finance expense.

GENERAL:

     Continuing price pressure in the direct mail industry has kept overall pricing flat in selected segments of the business. The Company, because of its investment in upgrading its press quality performance and with the acquisition of additional personalization equipment, is in a favorable position to compete.

     On July 31, 1996, the Company entered into the Big Flower Merger Agreement with Big Flower and Sub which provides, among other things, for the merger of Sub with and into the Company. In the Big Flower Merger, each outstanding Share (other than Shares

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

GENERAL (continued):

held by Big Flower and its subsidiaries, the Company and stockholders who perfect appraisal rights under Delaware law) will be converted into a fraction of a Big Flower Share equal to $5.75 divided by the average closing price of the Big Flower Shares on the New York Stock Exchange during the ten trading day period ending three trading days prior to the meeting of the Company's stockholders to vote upon approval and adoption of the Big Flower Merger Agreement, provided that in no event will the fraction of a Big Flower Share be greater than .4423 or less than .3833. The Big Flower Merger Agreement may be terminated by the Company if such average price of the Big Flower Shares is less than $11.50 and by Big Flower if such average price of the Big Flower Shares is greater than $16.50. Consummation of the Big Flower Merger is conditioned upon, among other things, the approval of the Big Flower Merger Agreement by a least a majority of the outstanding Shares. Each of Robert A. Samans, President and Chairman of the Board of Directors of the Company, and Sebastian A. Carcioppolo, a director of the Company, has agreed to vote the Shares he beneficially owns, representing, in the aggregate, approximately 44% of the outstanding Shares, in favor of approval of the Big Flower Merger Agreement. See Item 5 of this report and Note 3 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's working capital increased to $4,984,344 as of June 30, 1996, an increase of $2,412,833 or 93.8% from $2,571,511 on October 1, 1995. The increase was the result of an increase in net income for the thirty nine week period.

     Certain other significant balance sheet changes during the thirty nine weeks ended June 30, 1996 included an increase in customer advances of $3,446,767 which will be used in the future for the purchase of postage as the customers' mailings are delivered to the post office and for the payment of invoices as the services are billed. An increase in accounts receivable of $1,261,550 was due to higher billings in the third quarter of 1996, reflected in the increased sales and decrease of $625,436 in inventories. Deferred income taxes decreased as a result of the tax depreciation being less than the financial depreciation. Other current liabilities increased due to expenses which have been accrued and not paid, particularly the merger and acquisition costs. The increase of $446,037 for income taxes is the result of the payment of prepaid taxes based on taxing authorities policies as compared to the accrual of such taxes based income.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

     The Company has entered into lease agreements for computer and printing equipment in the amount of $808,020 to be used in the personalization of the direct mail. These leases are for five years with a fair market value purchase price at the end of the leases. The Company also entered into lease agreements for $39,443 of computer equipment used in the financial operations with terms of 36 months or less with a $1.00 buyout at the end of the lease. All of these leases will be treated as capitalized leases and amortized over the estimated useful lives of the equipment of 5 years.

     During the first thirty nine weeks of 1996, the Company did not utilize its working capital line of credit with its principal lending bank. The Company believes that the cash flow generated from operations and the amount available under its working capital line of credit (as of June 30, 1996, the availability was zero due to extraordinary high customer deposits) will enable the Company to meet its currently anticipated operating requirements during the fiscal year 1996.

PART II  OTHER INFORMATION


Item 5: OTHER INFORMATION

     On July 31, 1996, the Company entered into the Big Flower Merger Agreement with Big Flower and Sub, which provides, among other things, for the merger of Sub with and into the Company. In the Big Flower Merger, each outstanding Share (other than Shares held by Big Flower and its subsidiaries, the Company and stockholders who perfect appraisal rights under Delaware law) will be converted into a fraction of a Big Flower Share equal to $5.75 divided by the average closing price of the Big Flower Shares on the New York Stock Exchange during the ten trading day period ending three trading days prior to the meeting of the Company's stockholders to vote upon approval and adoption of the Big Flower Merger Agreement, provided that in no event will the fraction of a Big Flower Share be greater than .4423 or less than .3833. The Big Flower Merger Agreement may be terminated by the Company if such average price of the Big Flower Shares is less than $11.50 and by Big Flower if such average price of the Big Flower Shares is greater than $16.50. Consummation of the Big Flower Merger is conditioned upon, among other things, the approval of the Big Flower Merger Agreement by at least a majority of the outstanding Shares. Each of Robert A. Samans, President and Chairman of the Board of Directors of the Company, and Sebastian A. Carcioppolo, a director of the Company has agreed to vote the Shares he beneficially owns, representing approximately 44% of the outstanding Shares, in favor of approval of the Big Flower Merger Agreement.

     In anticipation of the execution of the Big Flower Merger Agreement, the Board of Directors of the Company, on the advice of the independent committee of the Board, and SCFM have terminated the Management Group Merger Agreement. Pursuant to the Management Group Merger Agreement, SCFM would have been merged with and into the Company and each outstanding Share (other than Shares held by SCFM, the Company and stockholders who perfect appraisal rights under Delaware law), would have been converted into the right to receive $3.80 in cash.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS:

               2(a) Agreement and Plan of Merger dated as of July 31, 1996, by and among Big Flower Press Holdings, Inc, Scanforms Acquisition Corp. and the Company.

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

DATE: August 14, 1996




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